Form 10KSB
period 2004-11-30
HIGH GRADE MINING CORP
filed 2005-03-11
CIK 1277576

====================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-112266

HIGH GRADE MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	Unavailable (IRS Employer Identification No.)

885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2
(Address of principal executive offices, including zip code.)

(604) 925-0220
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

====================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year February 28, 2005: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2005: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2005: 6,020,000.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.   BUSINESS.

General

We were incorporated in the State of Nevada on June 10, 2003. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 885 Pyrford Road, West Vancouver, British Columbia, Canada. Our telephone number is (604) 925-0220. This is the home of Robert Baker, our president. We use this space on a rent-free basis.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities to funds operations.

Background

In November 2003, Woodburn Holdings Ltd., a British Columbia corporation entirely owned and controlled by our president, Robert Baker, acquired one mineral property containing one mining claim in British Columbia, Canada by purchasing for $7,500 the same through Glengarry Development Corp., a non-affiliated third party. Lloyd Tattersall is a staking agent employed by Glengarry Development Corp. Glengarry Development Corp. is located 1395 Marine Drive, West Vancouver, British Columbia, Canada V7T 2X8. Mr. Tattersall has been staking claims since 1962. His British Columbia license number is 12657. Mr. Tattersall has also served on the board of directors of Gavex Gold Mines Ltd., El Camino Resources Corp., and Big Valley Resources Corp, all Canadian publicly traded companies.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Baker paid Glengarry Development Corp. $7,500 to stake the claims. The claims were transferred to Woodburn Holdings Ltd. Woodburn Holdings Ltd. is Mr. Baker's privately held corporation. The claim is recorded in the name of Woodburn Holdings Ltd. to avoid paying additional fees. Woodburn Holdings Ltd. has not provided us with a signed or executed bill of sale in our favor. Woodburn Holdings Ltd. will issue a Bill of Sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mining claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Baker would cause Woodburn Holdings Ltd. to convey title to the property to the wholly owned subsidiary corporation. Should Woodburn Holdings Ltd. transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Baker will be liable to us for monetary damages for breach of his fiduciary duty to us. If that occurs, we would sue Mr. Baker and Woodburn Holdings Ltd. for the loss of your investment.

To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the nineteenth century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown.

Our claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions, that is the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration

406353	K-1 Mining Claim.	November 7, 2003	December 25, 2006

Our claim measures 500 meters by 500 meters.

In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2004. We have no earthly idea if the fee to renew the claim will increase after 2004. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim.

The property was selected because Mr. Tattersall advised us that gold has been discovered on other property nearby. Simply because gold was discovered on nearby property does not indicate that there is any gold on the property which we intend to explore. No technical information was used to select the property.

Location and Access

The property (K-1 claim) is located on the south end of Polley Lake approximately 90 kilometers northeast of the city of Williams Lake. Traveling 90 kilometers northeast on paved road can access it. Numerous local logging and exploration roads give good access to all parts of the property.

Physiography

The property lies between elevations of 700 meters and 1,300 meters. The claim is 500 meters long by 500 meters wide, approximately 53 acres. It is flat and accessible on the east side of the Imperial Metals Ltd. Mount Polley Mine Property. Vegetation consists mainly of pine and fir.

The property is snow-free from May to November. Providing a six to seven month exploration season. As such, no exploration will take place from approximately December to April.

Property Geology

The property is covered by pink and gray medium to fine grained diorite, monzonite and syenite, maroon and gray polyllithic volcanic breccias. The major types of rocks found on the property are monzonite syenite (which is gravel, sand, silt and clay). Mr. Tattersall advised us of the foregoing.

We selected the property because gold has been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Mr. Baker, our sole officer and director, was responsible for the selection of the property.

MAP 1

MAP 1

LOCATION MAP
YUKON
BRITISH COLUMBIA
PACIFIC
OCEAN
K-1 Claim

MAP 2

Little Lake
HYDRAULIC
LIKELY
Lake
A-claims
Lloyd claim
Imperial Metals
Lake
Location of Cariboo-Bell
Copper - Gold Deposit
Imperial Metals
PROPERTY
LOCATION
Location Map

We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

Mineralization

Isolated findings of minerals bearing copper, gold and silver have been found, but none anywhere near economic concentrations.

History of Previous Work

Some soil sampling for copper gold was done in the 1960's by Amax Exploration resulting in some copper anomalies.

Our Proposed Exploration Program

We are prospecting for gold. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment. We anticipate being able to delineate a mineralized body, if one exists, within nine months of beginning exploration.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated and will be initiated as soon as the weather permits. That is because we recently completed our public offering. We intend to start exploration operations as soon as weather permits. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Glengarry Development Corp., a physical examination of the property and one day of prospecting. The cost of staking the claims was included in the $7,500, we paid to Glengarry Development Corp. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find mineralized material.

Our exploration program is designed to economically explore and evaluate the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Baker will determine where drilling will occur on the property. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to ALS Chemex, analytical chemists, geochemists and registered assayers located in North Vancouver, British Columbia.

We estimate the cost of core sampling will be $20.00 per foot drilled. We raised gross proceeds of $102,000. We believe we will be able to drill five exploratory holes. We will pay an exploration consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin drilling as soon as weather permits us to do so. To date, we have not paid any fees for an exploration consultant.

The breakdown of estimated times and dollars was made by Mr. Baker in consultation.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We do not have any plans development or removal of ore in the event we find mineralized material. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

We anticipate starting exploration operation as soon as weather permits us to do so.

If we do not find mineralized material on the property, Woodburn Holdings Ltd. will allow the claim to expire and we will cease operations.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from the property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have located all of the property, equipment and materials we need to begin exploration.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. In any event, we have not allocated any funds for the reclamation of the property.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties. Mr. Baker will handle our administrative duties. Because sole our officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. The subcontractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. We have spoken with several geologists or engineers, however, have not hired anyone as of the date hereof, to any who will perform work for us in the future. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employees and Employment Agreements

At present, we have no employees, other than our sole officer and director. Our sole officer and director is a part-time employee and will devote about 10% of his time to our operation. Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director.

Risk Factors

The following are risk factors affecting our operations:

1.   Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

2.   Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. As a result, we may have to suspend or cease operations which will result in the loss of your investment.

Our management is inexperienced with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

3.   We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated in June 2003 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $35,792. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4.   Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property.

5.   Because we do not any ore reserves, we may have to limit our exploration activity which may result in a lose of your investment.

Because we are small and do not have ore reserves or much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

6.   Because Mr. Baker has other outside business activities and will only be devoting 10% of this time or approximately four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Baker, our sole officer and director has other outside business activities and will only be devoting 10% of his time or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Baker. As a result, exploration of the property may be periodically interrupted or suspended.

7.   Because title to the property is held in the name of another entity, if it transfers the property to someone other than us, we will cease operations.

Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by Robert Baker, our president. If Woodburn Holdings Ltd. transfers the property to a third person, the third person will obtain good title and we will have nothing. Since Mr. Baker is the owner and sole shareholder of Woodburn Holdings Ltd. and has a fiduciary duty to us in his capacity as our sole director, we will have a cause of action against Mr. Baker and Woodburn Holdings Ltd. for breach of fiduciary duty. The amount of damages will be the value of the property as of the time of the transfer, should that ever occur. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

8.   Because Robert Baker is our sole officer and director, if he should resign or die, we will not have an operating officer which will result in our operations suspending or ceasing. If that should occur, you could lose your investment.

Robert Baker is our sole officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to run us. If that should occur, until we find another person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

9.   Because our sole officer and director and one other shareholder, Kathrine MacDonald, will own more than 50% of the outstanding shares, they will be able to decide who will be directors and you may not be able to elect any directors.

Mr. Baker and one other shareholder, Kathrine MacDonald, own 5,000,000 shares of common stock, or 83% of the total outstanding shares of common stock. As a result, Mr. Baker and Ms. MacDonald are able to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he/she/it owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. This means that existing shareholders will not be expanding their ownership. Further, the concentrated control in the hands of Mr. Baker and Ms. MacDonald may inhibit a change of control and may adversely affect the market price of your common stock.

10.   Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

11.   We are a penny stock. Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock and it may effect the level of news coverage you receive.

ITEM 2.   DESCRIPTION OF PROPERTY.

We were incorporated in the State of Nevada on June 10, 2003. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 400, Reno, Nevada 89544 and our business office is located at 885 Pyrford Road, West Vancouver, British Columbia, Canada. Our telephone number is (604) 925-0220. This is the home of Robert Baker, our president. We use this space on a rent-free basis.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration

406353	K-1 Mining Claim.	November 7, 2003	December 25, 2006

Our claim measures 500 meters by 500 meters.

In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2004. We have no earthly idea if the fee to renew the claim will increase after 2004. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not presently a party to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2004, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Public Securities, Inc. has filed a Form 211 with the National Association of Securities Dealers, Inc. to list our shares of common stock for trading on the Bulletin Board. Of the 6,020,000 shares of common stock outstanding as of March 7, 2005, 5,000,000 shares were owned by our sole officer and director and major shareholder and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At March 7, 2005, there were fifty holders of record.

Status of our public offering

On August 18, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-112266, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On the December 17, 2004, we completed our public offering by raising $102,000 we sold 1,020,000 shares of our common stock at an offering price of $0.10 per share.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Section 16(a)

The Company is not currently subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 6.   PLAN OF OPERATIONS.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments in our common stock by others, however, at this time there is no effect to raise additional funds. The funds we raised in our public offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more core samples we can take. The more core samples we take, the more thorough our exploration will be conducted. We will not begin exploration of the property until weather permits us to so.

The money we raised though our public offering will allow us to stay in business for one year. The money raised in our public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We did not raise all of the money we need from our offering. Therefore we will be unable complete our exploration of the property. We will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officer or others.

Our sole officer and director is unwilling to make any commitment to loan us any money at this time, but will reconsider if mineralized material is discovered. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

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

Milestones

The following are our milestones:

1.   0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2.   30-120 after completion of the offering. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

3.   120-150 days after completion of the offering. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities will be obtained from addition financing.

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

Since inception, we have used a loan from Robert Baker, our sole officer and director and from Ms. Kathrine MacDonald to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Baker and Ms. MacDonald from inception on June 10, 2003 to November 30, 2004 was $22,186. The loan is not evidenced by any written instrument and is to be repaid only in the event that mineralized material is found on the property. The loan will not be repaid from the proceeds from our offering. It will only be repaid from subsequent funds received from operations.

On August 18, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-112266, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On the December 17, 2004, we completed our public offering by raising $102,000 we sold 1,020,000 shares of our common stock at an offering price of $0.10 per share.

Liquidity and Capital Resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in June 2003. This was accounted for as a purchase of shares of common stock.

We issued 1,020,000 shares of common stock through our public offering declared effective on August 18, 2004 and raised $102,000. This was accounted for as a purchase of shares of common stock.

At November 30, 2004, we had positive working capital of $2,758 to deficit working capital of $22,628 at November 30, 2003.

At November 30, 2004, our total assets of $38,615 consist of mainly cash.

At November 30, 2004, our total liabilities were to $35,857.

We have not had revenues from inception.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

We posted a loss of $13,114 for the year ending November 30, 2004. The principal component was start-up costs and the costs related to our public offering.

Operating expenses for the year ending November 30, 2004 were $13,114.

Recent accounting pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain embedded derivatives, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that certain financial instruments previously classified as equity in statements of financial position be classified as liabilities. The provisions in Statement 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In November 2004, the FASB issued Statement 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, FASB has also issued SFAS No. 152 and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

PART III

ITEM 7.   FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
High Grade Mining Corporation
(An exploration stage company)

We have audited the accompanying balance sheets of High Grade Mining Corporation (an exploration stage company) as at November 30, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' equity for the year ended November 30, 2004, for the period from June 10, 2003 (date of inception) to November 30, 2003, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2004 and 2003, and the results of its operations and its cash flows for the year ended November 30, 2004, for the period from June 10, 2003 (date of inception) to November 30, 2003, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company incurred a net loss of $35,792 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Morgan & Company"
February 17, 2005	Chartered Accountants

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2004	2003

ASSETS

Current
Cash	$38,615	$37

LIABILITIES

Current
Accounts payable	$11,894	$1,500
Loans payable (Note 4)	1,777	-
Due to related parties (Note 5)	22,186	21,165
	35,857	22,665

STOCKHOLDER'S EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
Issued:
5,000,000 common shares at November 30, 2004 and 2003	50	50

Subscriptions Received (Note 7)	38,500	-

Deficit Accumulated During The Exploration Stage	(35,792)	(22,678)
	2,758	(22,628)

	$38,615	$37

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	JUNE 10	JUNE 10
	ENDED	2003 TO	2003 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2004	2003	2004

Revenue	$-	$-	$-

Expenses
Professional fees	11,689	15,000	26,689
Mineral claim payment	-	7,500	7,500
Office and sundry	1,425	178	1,603

Net Loss For The Period	$(13,114)	$(22,678)	$(35,792)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares
Outstanding	5,000,000	4,421,965

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	JUNE 10	JUNE 10
	ENDED	2003 TO	2003 TO
	NOVEMBER 30	NOVEMBER 30	NOVEMBER 30
	2004	2003	2004

Operating Activities
Net loss for the period	$(13,114)	$(22,678)	$(35,792)

Adjustments To Reconcile Loss To Net Cash
Used By Operating Activities
Accounts payable	10,394	1,500	11,894
	(2,720)	(21,178)	(23,898)

Financing Activities
Issue of share capital	-	50	50
Due to related parties	1,021	21,165	22,186
Loans payable	1,777	-	1,777
Subscriptions received	38,500	-	38,500
	41,298	21,215	62,513

Increase In Cash	38,578	37	38,615

Cash, Beginning Of Period	37	-	-

Cash, End Of Period	$38,615	$37	$38,615

Supplemental Disclosure
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2004
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	$50	$-	$-	$-	$50
Loss for the period	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	5,000,000	50	-	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	38,500
Loss for the year	-	-	-	-	(13,114)	(13,114)

Balance, November 30, 2004	5,000,000	$50	$-	$38,500	$(35,792)	$2,758

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2004 AND 2003
(Stated in U.S. Dollars)

1.	OPERATIONS

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $35,792 for the period from June 10, 2003 (inception) to November 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

	c)	Foreign Currency Translation
The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

		i)	monetary items at the rate prevailing at the balance sheet date;
		ii)	non-monetary items at the historical exchange rate;
		iii)	revenue and expense at the average rate in effect during the applicable accounting period.

	d)	Income Taxes

The Company uses an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2004 and 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	f)	Financial Instruments

The carrying values of the Company's financial instruments, including cash, accounts payable, loans payable, and due to related parties, approximate their fair values due to their short term maturities.

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2004 AND 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Recent Accounting Pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain embedded derivatives, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that certain financial instruments previously classified as equity in statements of financial position be classified as liabilities. The provisions in Statement 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adopting this new standard is not expected to have a significant impact on the Company's financial statements.

In November 2004, the FASB issued Statement 151, "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company's consolidated financial statements.

In December 2004, FASB has also issued SFAS No. 152 and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company's operations have not been disclosed.

3.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada for cash consideration of $7,500. Since the Company has not established the commercial feasibility of the mineral claim, the staking costs have been expensed.

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2004 AND 2003
(Stated in U.S. Dollars)

4.	LOANS PAYABLE

	The loans are unsecured and interest free with no specific terms of repayment.

5.	DUE TO RELATED PARTIES

	The amount is due to a shareholder and director, and to a company controlled by a shareholder, is unsecured and interest free with no specific terms of repayment.

6.	INCOME TAX

	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

			2004	2003

	Net loss for the period		$(13,114)	$(22,678)
	Statutory tax rate		35%	35%

	Expected income tax provision		$(4,590)	$(7,937)
	Unrecognized tax losses		4,590	7,937

			$-	$-

	Significant components of deferred income tax assets are as follows:

			2004	2003

	Operating loss		$12,527	$7,937
	Valuation allowance		(12,527)	(7,937)

			$-	$-

	The Company has approximately $35,700 in losses carryforward which will expire, if not utilized, as follows:

	2023	$22,600
	2024	$13,100

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2004 AND 2003
(Stated in U.S. Dollars)

7.	SUBSEQUENT EVENT

On December 17, 2004, the Company closed a private placement of 1,020,000 shares at a price of $0.10 per share for proceeds of $102,000, of which $38,500 was received prior to November 30, 2004.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to November 30, 2004, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

ITEM 8A.   CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.   OTHER INFORMATION.

None

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees. The name, age and position of our sole officer and director is set forth below:

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Robert Baker	51	president, principal executive officer, secretary
885 Pyrford Road		treasurer, principal accounting officer, and
West Vancouver, British Columbia		principal financial officer and a member of the
Canada V7S 2A2		board of directors

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Since June 2003, Mr. Baker has been our president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. Since December 9, 2004, Robert Baker has been the secretary and a member of the board of directors, International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, Robert Baker has been the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. Since September 2004, Mr. Baker has been a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. Since November 2004, Mr. Baker has been a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer. Canaccord Capital Corporation is a broker-dealer registered with the United States Securities and Exchange Commission. Mr. Baker will devote 10% of his time or four hours per week to our operation. Mr. Baker intends to continue his association with us after this offering is completed.

Our sole officer and director is engaged in other business. As such, he does not devote time exclusively to our operations. Mr. Baker is not subject to any anticipated or threatened legal proceedings of a material nature. We have not held an annual meeting of shareholders.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We do not have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our sole officer and director during the last three fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Securities
Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Robert M. Baker	2004	0	0	0	0	0	0	0
President	2003	0	0	0	0	0	0	0

We have not paid any salaries in 2004, and we do not anticipate paying any salaries at any time in 2005. We will not begin paying salaries until we have adequate funds to do so.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended November 30, 2004, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2004.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Director

Our sole director does not receive any compensation for serving as a member of the board of directors.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Idaho.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the security ownership of our sole officer and director, and each holder of 5% or more of our common stock as of February 28, 2004:

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership

Robert M. Baker	2,500,000	41.53%
Woodburn Holdings Ltd. [2]
885 Pyrford Road
West Vancouver, British Columbia
Canada
	2,500,000	41.53%
All Officers and Directors
as a Group (1 person)

Kathrine MacDonald	2,500,000	41.53%
701 - 2190 Bellevue Avenue
West Vancouver, British Columbia
Canada V7T 2X8

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Baker is the only "promoter" of our company.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Baker, our president and sole director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Mr. Baker, other than the possible transfer of the property from Woodburn Holdings Ltd., a corporation owned and controlled by Mr. Baker. In the event that the property is transferred to us, it will be transferred to a wholly owned subsidiary corporation to be formed by us and there will be no consideration for the transfer of the property.

In June 2003, we issued a total of 2,500,000 shares of restricted common stock to Woodburn Holdings, Ltd., a corporation owned and controlled by Robert M. Baker, our sole officer and director, in consideration of $25, and 2,500,000 shares of restricted common stock to Ms. Kathrine MacDonald, in consideration of $25. This was accounted for as a purchase of common stock.

In June 2003, Mr. Baker and Ms. MacDonald loaned us $21,115 to pay for the cost of staking the property, for legal fees connected with our incorporation, paid a portion of the legal fees for this offering, and paid accounting fees. There is no document evidencing the loan; the loan is without interest; and, there are no specific terms of repayment.

On August 18, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number was 333-112266, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

On the December 17, 2004, we completed our public offering by raising $102,000 we sold 1,020,000 shares of our common stock at an offering price of $0.10 per share.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #333-112266 on January 28, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	K1 Mining Claim.
10.2	Bill of Sale.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004 - $960 - Morgan & Company, Chartered Accountants
2003 - nil - Morgan & Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004 - $1,230 - Morgan & Company, Chartered Accountants
2003 - nil - Morgan & Company, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004 - nil - Morgan & Company, Chartered Accountants
2003 - nil - Morgan & Company, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004 nil - Morgan & Company, Chartered Accountants
2003 - nil - Morgan & Company, Chartered Accountants

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of March, 2005.

HIGH GRADE MINING CORP.
BY: /s/ Robert Baker
Robert Baker, president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and sole member of the board of directors