Form 10QSB
period 2005-02-28
HIGH GRADE MINING CORP
filed 2005-04-13
CIK 1277576

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2005	2004

ASSETS

Current
Cash	$61,423	$38,615
	61,423	38,615

LIABILITIES

Current
Accounts payable	2,305	$11,894
Loan payable	-	1,777
Due to related parties	436	22,186
	2,741	35,857

STOCKHOLDER'S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001 per share
Issued:
6,020,000 common shares at February 28, 2005 and
5,000,000 common shares at November 30, 2004	60	50
Additional Paid in Capital	101,990	-
Subscription Received	-	38,500
Deficit Accumulated During The Exploration Stage	(43,368)	(35,792)
	58,682	2,758

	$61,423	$38,615

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
THREE	THREE	INCEPTION
MONTHS	MONTHS	JUNE 10
ENDED	ENDED	2003 TO
FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
2005	2004	2005

Revenue	$-	$-	$-

Expenses
Interest and bank charges	150	-	150
Professional fees	2,304	-	28,993
Transfer and filing fees	1,670	-	1,670
Mineral claim payment	-	-	7,500
Office and sundry	3,452	43	5,055

Net Loss For The Period	$(7,576)	$(43)	$(43,368)

Basic And Diluted Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	5,680,000	5,000,000

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

CUMULATIVE
PERIOD FROM
THREE	THREE	INCEPTION
MONTHS	MONTHS	JUNE 10
ENDED	ENDED	2003 TO
FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
2005	2004	2005

Cash Flows used by Operating Activities
Net loss for the period	$(7,576)	$(43)	$(43,368)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities

Accounts payable	(9,589)	-	2,305
	(17,165)	(43)	(41,063)

Cash Flows From Financing Activities
Issue of share capital	63,500	-	102,050
Loan payable	(1,777)	-	-
Due to related parties	(21,750)	200	436
	39,973	200	102,486

Increase In Cash	22,808	157	61,423

Cash, Beginning Of Period	38,615	37	-

Cash, End Of Period	$61,423	$194	$61,423

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JUNE 10, 2003 TO FEBRUARY 28, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER OF COMMON SHARES	PAR VALUE	ADDITIONAL PAID-IN CAPITAL	SUBSCRITPTION RECEIVED	ACCUMULATED DURING THE EXPLORATION STAGE	TOTAL

Shares issued for cash at $0.00001	5,000,000	50	-	-	-	50

Loss for the period	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	5,000,000	50	-	-	(22,678)	(22,678)

Subscriptions received	-	-	-	38,500	-	38,500

Net loss for the year	-	-	-	-	(13,114)	(13,114)

Balance, November 30, 2004	5,000,000	50	-	38,500	(35,792)	2,758

Shares issued for cash at $0.10	1,020,000	10	101,990	(38,500)	-	63,500

Net loss for the period	-	-	-	-	(7,576)	(7,576)

Balance, February, 2005	6,020,000	60	101,990	-	(43,368)	58,682

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2005
(Unaudited)
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited financial statements as of February 28, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

2. MINERAL CLAIM INTEREST

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. On December 15, 2004, we completed our public offering and raised $102,000. We now have sufficient funds to operate for twelve months. Our future success or failure will be determined by what we find under the ground. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We have not begun exploration of the property because of in climate weather.

If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we did not raise all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

Milestones

The following are our milestones:

1. 0-30 days after weather permits, we will retain our consultant to manage the exploration of the property. - Cost $15,000. Time of retention 0-90 days.

2. 30-120 after weather permits. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. We estimate that we will drill 5 holes. Time to conduct the core drilling - 90 days.

3. 120-150 days after weather permits. Have independent an third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

All funds for the foregoing activities have been obtained from our public offering.

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

Results of Operations

From Inception on June 10, 2003

We acquired one property containing one claim. We have staked the property and will begin our exploration plan as soon as weather permits us to do so.

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

On December 15, 2004, we completed our public offering and raised $102,000.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in June 2003. This was accounted for as a purchase of common stock. On December 15, 2004 we sold 1,020,000 shares of common stock pursuant to section 5 of the Securities Act of 1933 in a public offering. This was accounted for as a purchase of common stock.

As of February 28, 2005, our total assets were $61,423 and our total liabilities were $2,741.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112266). On December 15, 2004 we completed our public offering and sold 1,020,000 shares of common stock and raised $102,000. There was no underwriter involved in our public offering. From the proceeds of the public offering we paid the following through February 28, 2005:

Gross proceeds	$102,000
Offering expenses	$25,106
Net proceeds	$76,894

Consulting Services	$0
Core Drilling	$0
Analyzing Samples	$0
Telephone	$0
Mail	$80
Stationary	$209
Accounting	$3,118
Office Equipment	$370
SEC filing	$0
Secretary	$0

From the proceeds, we spent $1,790 on travel and $3,452 for miscellaneous office expenses. The foregoing were changes in the use of proceeds described in the registration statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended February 28, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13rd day of April, 2005.

HIGH GRADE MINING CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors