Form 10QSB
period 2005-05-31
HIGH GRADE MINING CORP
filed 2005-07-01
CIK 1277576

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

=====================================================================================

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2005	2004
ASSETS

Current
Cash	$51,687	$38,615
	51,687	38,615

LIABILITIES

Current
Accounts payable	$-	$11,894
Loan payable	-	1,777
Due to related parties	436	22,186
	436	35,857

STOCKHOLDER'S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.00001 per share
Issued:
6,020,000 common shares at May 31, 2005 and
5,000,000 common shares at November 30, 2004	60	50

Additional Paid in Capital	101,990	-

Subscription Received	-	38,500

Deficit Accumulated During The Exploration Stage	(50,799)	(35,792)
	51,251	2,758

	$51,687	$38,615

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	JUNE 10
	ENDED	ENDED	ENDED	ENDED	2003 TO
	MAY 31	MAY 31	MAY 31	MAY 31	MAY 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	105	-	255	-	255
Professional fees	6,793	85	9,097	85	35,786
Transfer and filing fees	229	-	1,899	-	1,899
Mineral claim payment	-	-	-	-	7,500
Office and sundry	304	115	3,756	158	5,359

Net Loss For The Period	(7,431)	$(200)	$(15,007)	$(243)	$(50,799)

Basic And Diluted
Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of
Shares Outstanding	5,680,000	5,680,000	5,000,000	5,000,000

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	JUNE 10
	ENDED	ENDED	ENDED	ENDED	2003 TO
	MAY 31	MAY 31	MAY 31	MAY 31	MAY 31
	2005	2004	2005	2004	2005
Cash Flows used by Operating
Activities
Net loss for the period	$(7,431)	$(200)	$(15,007)	$(243)	$(50,799)

Adjustments To Reconcile Net
Loss To Net Cash Used By
Operating Activities

Accounts payable	(2,305)	(981)	(11,894)	(981)	-
	(9,736)	(1,181)	(26,901)	(1,224)	(50,799)

Cash Flows From Financing
Activities
Issue of share capital	-	-	63,500	-	102,050
Loan payable	-	-	(1,777)	-	-
Due to related parties	-	1,400	(21,750)	1,600	436
	-	1,400	39,973	1,600	102,486

Increase In Cash	(9,736)	219	13,072	376	51,687

Cash, Beginning Of Period	61,423	194	38,615	37	-

Cash, End Of Period	$51,687	$413	$51,687	$413	$51,687

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JUNE 10, 2003 TO MAY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRITPTION	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	50	-	-	-	50
Loss for the period	-	-	-	-	(22,678)	(22,678)
Balance, November 30, 2003	5,000,000	50	-	-	(22,678)	(22,628)
Subscriptions received	-	-	-	38,500	-	38,500
Net loss for the year	-	-	-	-	(13,114)	(13,114)
Balance, November 30, 2004	5,000,000	50	-	38,500	(35,792)	2,758
Shares issued for cash at
$0.10	1,020,000	10	101,990	(38,500)	-	63,500
Net loss for the period	-	-	-	-	(15,007)	(15,007)
Balance, May 31, 2005	6,020,000	60	101,990	-	(50,799)	51,251

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

  BASIS OF PRESENTATION

  The unaudited financial statements as of May 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

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

Results of Operations

From Inception on June 10, 2003

We acquired the right to conduct exploration activity on one mineral claim. We have staked the property and will begin our exploration plan as soon as weather permits us to do so.

Since inception, we have used a loan from Robert Baker, our sole officer and director and from Ms. Kathrine MacDonald to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Baker and Ms. MacDonald from inception on June 10, 2003 to May 31, 2005 was $436. The loan is not evidenced by any written instrument and is to be repaid only in the event that mineralized material is found on the property. The loan will not be repaid from the proceeds from our public offering. It will only be repaid from subsequent funds received from operations.

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

As of May 31, 2005, our total assets were $51,687 and our total liabilities were $436.

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

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended May 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of June, 2005.

HIGH GRADE MINING CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors