Form 10QSB
period 2005-08-31
HIGH GRADE MINING CORP
filed 2005-10-14
CIK 1277576

========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

The Registrant is a Shell company. [   ]

=========================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2005	2004

ASSETS

Current
Cash	$28,808	$38,615
	28,808	38,615

LIABILITIES

Current
Accounts payable	$2,000	$11,894
Loan payable	-	1,777
Due to related parties	436	22,186
	2,436	35,857

STOCKHOLDER'S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of $0.00001
per share
Issued:
6,020,000 common shares at May 31, 2005 and
5,000,000 common shares at November 30, 2004	60	50

Additional Paid in Capital	101,990	-

Subscription Received	-	38,500

Deficit Accumulated During The Exploration Stage	(75,678)	(35,792)
	26,372	2,758

	$28,808	$38,615

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	JUNE 10
	ENDED	ENDED	ENDED	ENDED	2003 TO
	AUGUST 31	AUGUST 31	AUGUST 31	AUGUST 31	AUGUST 31
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$-

Expenses
Interest and bank charges	60	-	315	-	315
Professional fees	22,549	1,000	31,646	1,085	58,335
Transfer and filing fees	335	-	2,234	-	2,234
Mineral claim payment	-	-	-	-	7,500
Office and sundry	1,935	50	5,691	208	7,294

Net Loss For The Period	(24,879)	$(1,050)	$(39,886)	$(1,293)	$(75,678)

Basic And Diluted
Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of
Shares Outstanding	6,020,000	5,000,000	5,665,096	5,000,000

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
	NINE	NINE	PERIOD FROM
	MONTHS	MONTHS	INCEPTION
	ENDED	ENDED	JUNE 10 2003
	AUGUST 31	AUGUST 31	TO
	2005	2004	AUGUST 31 2005

Cash Flows used by Operating Activities
Net loss for the period	$(39,886)	$(1,293)	$(75,678)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities

Accounts payable	(9,894)	19	2,000
	(49,780)	(1,274)	(73,678)

Cash Flows From Financing Activities
Issue of share capital	63,500	-	102,050
Loan payable	(1,777)	-	-
Due to related parties	(21,750)	1,600	436
	39,973	1,600	102,486

Increase In Cash	(9,807)	326	28,808

Cash, Beginning Of Period	38,615	37	-

Cash, End Of Period	$28,808	$363	$28,808

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JUNE 10, 2003 TO AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRITPTION	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	5,000,000	50	-	-	-	50
Loss for the period	-	-	-	-	(22,678)	(22,678)
Balance, November 30, 2003	5,000,000	50	-	-	(22,678)	(22,628)
Subscriptions received	-	-	-	38,500	-	38,500
Net loss for the year	-	-	-	-	(13,114)	(13,114)
Balance, November 30, 2004	5,000,000	50	-	38,500	(35,792)	2,758
Shares issued for cash at
$0.10 on January 5, 2005	1,020,000	10	101,990	(38,500)	-	63,500
Net loss for the period	-	-	-	-	(39,886)	(39,886)
Balance, August 31, 2005	6,020,000	60	101,990	-	(75,678)	26,372

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of August 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2004 audited financial statements and notes thereto.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $75,678 for the period from June 10, 2003 (inception) to August 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada for cash consideration of $7,500. Since the Company has not established the commercial feasibility of the mineral claim, the staking costs have been expensed.

HIGH GRADE MINING CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	SHARE CAPITAL

	a)	Authorized: 100,000,000 common shares without par value.

	b)	Shares issued during the period ended August 31, 2005

			Number of	Price per
			Shares	Share	$
		Issuance for cash, November30,2003	5,000,000	$0.00001	$50
		Subscribed on January 5, 2005	1,020,000	$0.10	102,000
		Balance, August 31, 2005	6,020,000		$102,050

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

Since inception, we have used a loan from Robert Baker, our sole officer and director and from Ms. Kathrine MacDonald to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Baker and Ms. MacDonald from inception on June 10, 2003 to August 31, 2005 was $436. The loan is not evidenced by any written instrument and is to be repaid only in the event that mineralized material is found on the property. The loan will not be repaid from the proceeds from our public offering. It will only be repaid from subsequent funds received from operations.

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

As of August 31, 2005, our total assets were $28,808 and our total liabilities were $436.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112266). On December 15, 2004 we completed our public offering and sold 1,020,000 shares of common stock and raised $102,000. There was no underwriter involved in our public offering. From the proceeds of the public offering we paid the following through August 31, 2005:

Gross proceeds	$102,000.00
Offering expenses	$25,106.00
Net proceeds	$76,894.00
Phase I Exploration	$20,000.00
Professional Fees	$7,304.18
Interest & Bank Charges	$314.75
Foreign Exchange	$378.02
Mail	$80.00
Stationary	$209.00
Accounting	$4,341.98
Office Equipment	$370.00
Regulatory Filings	$744.47
Transfer Agent	$1,489.00

From the proceeds, we spent $2,297.00 on travel and $4,400.57 for miscellaneous office expenses. The foregoing were changes in the use of proceeds described in the registration statement.

ITEM 6.     EXHIBITS.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October, 2005.

HIGH GRADE MINING CORP.
(Registrant)

BY:	/s/ Robert M. Baker
Robert M. Baker
President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and sole member of the Board of Directors