Form 10KSB
period 2005-11-30
HIGH GRADE MINING CORP
filed 2006-03-16
CIK 1277576

============================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51198

HIGH GRADE MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

609 Granville Street
Suite 880
P.O. Box 10321 Pacific Center
Vancouver, British Columbia
Canada V7Y 1G5
(Address of principal executive offices, including zip code.)

(604) 408-0153
Toll Free (866) 408-0153
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

The registrant is a Shell corporation. [   ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [   ]

============================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year February 28, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2006: $5,656,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2006: 24,080,000.

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

PART I

ITEM 1.     BUSINESS.

General

We were incorporated in the State of Nevada on June 10, 2003. We are engaged in the exploration of one mineral property in British Columbia and in the business of reducing greenhouse emissions.

We were incorporated in the state of Nevada on June 10th, 2003. We maintain our statutory registered agents' office at 6100 Neil Road, Suite 500, Reno, Nevada, 89544 and our business office is located at 609 Granville Street, Suite 880, P.O. Box 10321, Vancouver, British Columbia V7Y 1G5. Our telephone number is (604) 408-0153, Toll Free (866) 408-0153.We have no revenues and have achieved losses since inception. We rely on sale of securities and loan instruments to fund operations.

We have no revenues, have achieved losses since inception and have been issued a going concern opinion.

EXPLORATION OPERATIONS

Background

In November 2003, Woodburn Holdings Ltd., a British Columbia corporation entirely owned and controlled by our secretary, Robert Baker, acquired one mineral property containing one mining claim in British Columbia, Canada by purchasing for $7,500 the same through Glengarry Development Corp., a non-affiliated third party. Lloyd Tattersall is a staking agent employed by Glengarry Development Corp. Glengarry Development Corp. is located 1395 Marine Drive, West Vancouver, British Columbia, Canada V7T 2X8. Mr. Tattersall has been staking claims since 1962. His British Columbia license number is 12657. Mr. Tattersall has also served on the board of directors of Gavex Gold Mines Ltd., El Camino Resources Corp., and Big Valley Resources Corp, all Canadian publicly traded companies.

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

In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2005. We have no earthly idea if the fee to renew the claim will increase after 2005. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim.

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

We selected the property because gold has been found on other properties nearby. Other than the foregoing, we did not rely on technical information for the selection of the property. Mr. Baker, our director, was responsible for the selection of the property.

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

GREENHOUSE OPERATIONS

In addition to our mining exploration, we have expanded our operations by purchasing technology and methodology that will assist entities in reducing greenhouse gases, primarily in the natural gas pipeline distribution industry.

On December 23, 2005, we entered into an Sealweld International Company Ltd. ("Vendor"), Hugh Chisholm and Bruce Chisholm (collectively, "Principals") wherein we purchased the assets, goodwill and the benefits of the relationships established by the Vendor over a seven year period working in Eastern Europe, Great Britain, Russia, Canada, Mexico and South America in consideration of $100 and covenants not to disclose, compete or interfere.

Further, we entered into an employment agreement with Bruce Chisholm wherein we employ Bruce Chisholm as an officer and director in consideration of $72,000 per year plus incentive stock options and vacation. Bruce Chisholm has not been appointed an officer or director as yet.

Further, we entered into an employment agreement with Hugh Chisholm wherein we agreed to employ Hugh Chisholm as an officer and director in consideration of $72,000 per year plus incentive stock options and vacation. Hugh Chisholm has not been appointed an officer and director as yet.

As part and parcel of the forgoing transaction, Woodburn Holdings Ltd, a corporation owned and controlled by Robert M. Baker, our former president, transferred 4,250,000 shares of its common stock to Elden Schorn and 4,250,000 shares of its common stock to West Peak Ventures of Canada Limited. Woodburn Holdings Ltd. retained 1,500,000 shares of the Registrant's common stock. Further, Kathrine MacDonald, one of our shareholders, transferred 4,250,000 shares of her common stock to Hugh Chisholm and 4,250,000 shares of her common stock to Bruce Chisholm. Ms. MacDonald retained 1,500,000 shares of the Registrant's common stock.

Background

"Greenhouse Gases" is a term used to describe carbon dioxide and other gases harmful to the environment. Our specialty is the application of our product lines and methodology to treat valve and pipeline leakage in natural gas pipeline systems. This application is appropriate for natural gas pipelines anywhere in the world and our staff have years of experience in successfully installing these applications in pipelines in Europe, North America and Latin America. Our projects produce two significant benefits, namely:

1.	They reduce methane leakage and thereby increase gas retention and profits to pipeline distribution companies.
2.	They reduce methane emissions into the atmosphere. Methane is one of the largest contributors to global warming and a key target for greenhouse gas reduction.

We are a service company that utilizes a combination of the grease and sealant products combined with the experience and methodologies developed over years of pipeline service to effect the best possible leakage reduction from aging pipeline systems and poorly maintained pipeline valves.

We do not develop our own line of products nor do we carry out research. We obtain various products from existing suppliers and use them in a fashion with our in-house methodologies to provide maximum leakage reduction. We have the technology to be able to develop new formulations for solving leak problems. We intend to work closely with various manufacturers' of pipeline equipment to customize our solutions into profit making products to sell. Revenue from the sales of products will assist in paying some of the operational costs. Our revenue streams will come from a combination of fee for services and/or a portion of the value of the methane saved through our efforts. We will also receive either all or a portion of the capitalized environmental credits achieved by reducing greenhouse gas emissions into the atmosphere.

We are responding to a growing number of companies that are looking to emissions trading as a key part of their climate strategies. This emissions trading creates environmental credits through free market activities that curtail pollution. These credits are presently traded on carbon exchanges in Asia, North America and Europe and provide the next generation in conservation incentives.

Emissions Trades

An emission trade typically occurs when a company seeking to reduce its emissions purchases emissions credits from a company that has reduced its emissions beyond its requirements to do so. This transaction can benefit both participants. Purchasers are able to reach goals that require more emissions reductions than they can cost-effectively achieve through their own operational changes. And sellers are rewarded financially for their investments in emission reductions. In addition, a few large companies have developed internal trading mechanisms in order to reach company-wide goals cost-effectively.

An emissions trade may be made as an individual company, by joining a group established to develop trading expertise cooperatively, or through the auspices of an official trading program. To date, most companies have arranged exchanges through independent agreements, though often the reductions are verified by an independent consultant. However, since market-based mechanisms for emissions trading are commonly viewed as the most cost-effective response to climate change, a number of mandatory and voluntary emissions trading programs are under development. For instance, the European Union is developing a Europe-wide trading program to meet its obligations under the Kyoto Protocol. The Kyoto Protocol is an agreement ratified by 141 nations providing a framework for long term reduction in greenhouse gasses. As such programs take shape, interest is shifting to the emissions credits and allowances generated under their auspices.

Key Players

The pioneers in emissions trading have primarily been members of energy intensive industries, since they have the greatest incentive to demonstrate leadership and help shape efficient trading programs. Other key players include the organizations and governments that are developing trading schemes. Finally, some businesses and Non Government Organizations, NGOs, are developing methods for measuring and verifying the quality of emissions reductions.

Other Company Efforts

To date, utilities have been active traders, brokering international deals both to purchase and sell emissions credits. For example, in 2000, TransAlta, which accounts for 1% of Canada's total emissions, launched a plan to eliminate its net greenhouse gas emissions by 2024 through emissions trading, among other activities. Their first trade was equivalent to one year's emissions from 27,800 cars.

BP Petroleum is among the most well-known companies to implement an internal cap-and-trade system. A cap-and trade system is a trading system based on the "cap" that the government places on a company in terms of the maximum tons of CO2 equivalent they can expel and allows the company to trade credits they achieve for reducing their emissions beyond their cap. BP's system spans 150 business units in more than 100 countries. Each unit has been assigned a quota of emissions permits and given the option of achieving compliance through independent reductions or purchasing reduction credits from other BP units. When units achieve their goals efficiently, their bottom lines improve, which in turn improves pay scales and year-end bonuses. As a result, BP met its reduction goal to reduce its emissions of greenhouse gases by 10% below 1990 levels, eight years ahead of schedule and with no net economic cost.

Carbon-Trading Programs

The field of emissions trading is taking shape against the backdrop of legislative activity. Much of it is intended to help nations meet their commitments under the Kyoto Protocol (described above). In addition to the work that has begun on an EU-wide emissions trading initiative, both Denmark and the UK have developed national carbon trading programs. Within the United States, 9 states have enacted legislation to regulate carbon emissions, mainly from utilities, and several more have voiced their intention to follow suit. Several organizations also have launched voluntary emissions trading programs. The Chicago Climate Exchange, launched in 2002, is one such initiative based in the United States. The International Emissions Trading Association maintains a database of emissions trading schemes worldwide.

Organizations providing trading information or opportunities

Because emissions trading is such a young field, numerous organizations have stepped forth to educate businesses and others on its growth and potential. The Pew Center on Climate Change, for instance, has produced a steady stream of reports chronicling the evolution of emissions trading programs as well as current activities by leadership companies. The Partnership for Climate Action, a project of Environmental Defense, is an example of a collaborative group with an explicit focus on emissions trading. Several members have brokered trades with each other in order to begin working out the finer points of GHG trading.

Motivations

There are several motivations for companies to take part in emissions trading:

*	Demonstrating leadership. Companies that participate in emissions trading play a visible role on an issue of public concern.

*	Achieving commitments economically. Emissions trading is a common complement to efficiency improvements for companies striving to meet voluntary reduction goals at the lowest possible cost.

*	Hedging risk. Some companies are purchasing reductions now, with the expectation that their price will rise as GHG restrictions are enacted.

*	Learning by doing. Some companies have begun trading principally to learn the skills necessary to compete successfully in what may be one of the coming century's most important financial markets.

*	Informing public policy. By participating in the birth of trading schemes, companies earn experience and credibility, which, in turn, can help them influence regulations.

*	Generating revenue. Selling emissions reductions helps companies receive value for achievements that previously had no economic value.

Reality Check

*

Regulatory uncertainty. Thus far, most emissions trades have been of so-called Verified Emissions Reductions, meaning that they have been verified by a third party but not registered with a formal registry. These may be recognized under future regulatory schemes, but such recognition is not guaranteed.

*

Extensive research. To trade emissions strategically, companies must assess abatement options in order to evaluate what price to pay, gain in-house approval and reflect the value of GHG assets on company balance sheets. This can require additional time and effort.

*

Patchwork trading schemes. In the absence of a global GHG trading scheme, today's emissions trading markets each cover different sectors and somewhat different GHG gases. Shaping a company program to fit any one of these schemes now may mean playing catch-up later on to meet the requirements of future trading schemes.

*	Controversy. Some environmentalists frown on emissions trading, considering it to be a way for companies to buy their way out of their reduction obligations.

Action Plan

*

Research regulatory trends. Most companies' motives for trading emissions at this time are a blend of their desire to reach voluntary goals and to prepare for future emissions restrictions. Thus, the first step in preparing to trade emissions may be to research the regulatory trends likely to impact your industry or region. Comparing expected emissions with expected requirements -- as well as any relevant voluntary commitments -- will help your company quantify its overall need/desire to purchase emission reductions. Since prices for carbon have yet to stabilize, it is also important to quantify the cost of one's own abatement options. This helps to clarify at what price it would be more advantageous to purchase reductions than continue pursuing them in-house.

*

Consider outside help. Given the complexity of carbon trading, companies may require outside assistance as they enter this field. Many companies consult with specialized brokerage firms or nonprofits to identify an ideal trading partner, facilitate an exchange, or set up an internal cap-and-trade system. Some companies have joined voluntary exchange programs to increase their understanding of emissions trading schemes and, in turn, lend credibility to their recommendations regarding future regulated trading systems.

*

Understand the regulatory complexities. A final important step is to determine what sort of reduction is most suitable for your needs. If a company anticipates that its emissions will be regulated, a number of factors about a reduction become important, such as the year of the reduction, its location, the types of emissions involved, and the degree to which the reduction has been verified. Since many trading schemes are still under development, it can be difficult to accurately predict what an ideal reduction would be. For this reason, many companies are developing a diverse portfolio of reductions to ensure that at least some will be recognized under future regulations.

Leads

*	Chicago Climate Exchange is among the first U.S.-based voluntary pilot programs for trading greenhouse gases. The project's goal is to include national and international sources.

*

International Emissions Trading Association provides a number of useful resources, including an emissions trading scheme database, sample contracts for project based emission reductions, and an extensive Q&A section on emissions trading.

*

Pew Center on Global Climate Change offers a wide array of reports to educate the public on the risks, challenges and solutions to climate change. Its March 2002 report "The Emerging International Greenhouse Gas Market" offers a clear yet detailed update on the state of emissions trading.

*

Natsource is a for-profit energy commodity trading firm. Its Web site provides concise information on the types of emissions traded, the outlook for emissions trading in the United States and Europe, and an extensive glossary of terms related to emissions trading. Its staff frequently partners with NGOs to author lengthier reports.

*

Partnership for Climate Action is a project of Environmental Defense. Member companies that believe market mechanisms, such as emissions trading schemes, may be the most cost-effective response to global warming and that publicly commit to utilizing these mechanisms now.

*	BP and Shell each provide online descriptions of the scope, goals, and recent activities of their internal trading mechanisms.

Bottom Line

The odds are that GHG emissions trading is here to stay. Getting involved early not only can help companies meet current emissions goals, it may be the simplest way to familiarize oneself with a market of growing importance -- and help to shape its growth.

The entire concept of environmental credits have expanded considerably in the past decade as a result of governments initiatives around the world to reduce polluting gas emissions into the atmosphere and the ratification of the Kyoto Protocol. The Kyoto Protocol has been ratified by 141 nations and provides a framework for long term reduction in greenhouse gases. Kyoto signatories have made commitments to reduce gas emissions over the next decade from present levels to the 1990 baseline or below. Although most countries have signed the protocol, the United States and Australia have refused to participate in the agreement. Nonetheless, the US and Australia have initiated their own actions to reduce greenhouse gas emissions that will have a significant impact on the markets for environmental credits and open an additional venue for environmental credit trading. We presently have five employees engaged in sales, marketing and project implementation. This is augmented by contractual arrangements with other firms who supply various project services as needed. The company expects to hire three additional employees over the next two months and additional personnel will be hired as new project contracts are concluded. We do not expect the number of employees to grow significantly because we utilize gas transmission company employees to carry out the majority of the service requirements under the direction of our highly skilled personnel.

Our Vision & Mission Statement

Our vision is to provide a complete product line, technical supervision and concepts that will slow the destruction caused to our ozone layer due to release of green house gasses from the production of hydrocarbons. We envision that our practical, workable and more importantly, real solutions will provide our clients with the incentives to recover the cost of proactive maintenance via carbon credit recovery program and through sales of product which of been otherwise lost.

1)   Our mission is to become the predominant worldwide leader in the trading of fugitive emission gas credits by reducing, and preferably eliminating, natural gas and related by products. This will be accomplished by working with pipeline, gas plant and offshore platform operators to identify and audit leakage occurring via valves, flanges, actuators and related equipment.

Once the gas leakage has been recorded our highly trained personnel will supervise the sealing and repair of any faulty equipment and then will be re-measured and recorded. The resulting decrease in fugitive emissions will then be available for sale in the market place. The operator will also gain by having more product that would have been lost, for sale to market.

2)   Our mission is to create a world-class company by reducing green house gas emissions that are purported by many nations to cause global warming. Our company will do this through the actual reduction of fugitive emissions in pipeline systems, gas plants and offshore platforms.

As of the date of this report, we have not generated any revenues, and there is no assurance we will ever enter into any contracts or generate any revenues. Currently we have one customer. It is Naftogaz (Natural Gas transmition company). Cherkasy transgaz pipeline located in the Ukraine.

Principal Commercial Products or services and their markets. (Other than Carbon/Greenhouse Gas Credits)

*	Products include valve lubricants, cleaners and sealants designed for injection into pipeline valves.
*	Epoxies and packings for stem and flange leaks.
*	Sleeves to seal pipeline leaks to atmosphere.
*	Service includes instruction on the proper use of these products as a safe means of reducing or eliminating leaks from valves to atmosphere.
*	The use of pre-existing solutions in combination with the development of specialized solutions to document and register the emission as part of an ISO 14001 Environmental Audit.

Distribution Methods

*	Products are distributed from Houston, Texas. Delivered to clients worldwide, in conjunction with "Hands On" Training and "Learning by Doing" initiation to the products.
*	Once the initial Introduction Package has been delivered, it is our goal to supply replicated "Solution Kits" to the rest of the clients' pipeline.
*

The entire solution involves the recording and maintaining of the pipeline leaks to verify credit value. Clients will be financially benefited from this program and use of our customized solution should continue through the life of the program, if not the life of the pipeline.

Competitive Business Conditions

We believe we have developed one of the most cost effective methods of creating a One Ton Equivalent Carbon Credit. A One Ton Equivalent Carbon Credit is the base measurement for all greenhouse gasses covered under the Kyoto Protocol. As some gases are more damaging to the atmosphere than others they are given a "multiple factor" and brought back to a CO2 equivalent. As an example methane is presently given a 24 times multiple of carbon dioxide (CO2). Therefore each ton of methane is valued at 24 times the value of CO2. The estimated cost to produce a one ton credit is less than most programs. Our program enables the client to determine the true condition of their pipeline valves for certification process. Once completed, our program will help clients to determine exactly where to focus pipeline and valve replacement budget.

Sources and Availability of Raw Materials

All sources of materials are available in Houston, Texas. The only lubricant manufacturer outside Houston is in Dallas, Texas.

Manufacturers List

We intend to acquire the equipment we need from one of the following sources:

*	South Coast Products-Cleaners, Lubricants, Packings and Epoxies
*	PGI Vesta Fitting Mfg.
*	Duallco - Lubricant Injection Systems and Fittings
*	Climax - Lubricant Injection Systems, Lubricants and Fittings
*	Val Tex - Lubricant Injection Systems, Lubricants and Fittings
*	Heath U.S. - Hi Flow Sampler Manufacturers Rep (Bacharach) Trainer, Supplier.
*

PLIDCO and Fermanite have Houston representative offices. We can also source numerous other manufacturers from Houston. We plan to initiate consolidation for distribution from the sealant manufacturer's location until we establish and define permanent Headquarters.

Dependence on One or a Few Major Customers

Currently, we have one customer. In the future, our success, should it occur, we believe will be as a result of contracts with a few large customers. Credit buying customers will be sought out as well. Projects can be formed not only through third party financing but with the "Buy Order" commitment from credit buying customers.

We also hope to establish an internal trading mechanism within Shell's e-commerce engine called "Trade Ranger". Our unique system would in effect create a vehicle for member groups of Trade Ranger to trade their credits or combine them with purchasing dollars from the "Supplier" side of the Trade Ranger unit. As of the date of this report, the foregoing has not occurred and there is no assurance that it will ever occur.

Currently we have one customer. It is Naftogaz (Natural Gas transmition company). Cherkasy transgaz pipeline located in the Ukraine.

Patents Trademarks, etc.

One Patent should be acquired that broadly covers the unique methodology we intend to use to create a tradable, high value CARBON - GREENHOUSE GAS CREDITS. As we develop any products of our own we should Trademark any and all names created. Currently we do not own any patents or trademarks.

Need for Government Approvals

Most of the entities we intend to transact business with are government or state owned monopolies run by the governments. We have relationships from World Bank level contacts as well as the United Nations working Party on Gas. This means that we have developed relationships and understanding of how the systems work. We use this level of contact to introduce ourselves and our programs.

In the United States we use the relationships formed with U.S. Gazprom Working Group and the Environmental Protection Agency's Methane to Markets Programs.

All aspects of government approval are included from the U.S. side. The procedures are used and written about in E.P.A. Star Program Operator Editorials found on their web site. So the procedures have government level recognition.

The Hi - Flow Sampler measuring device, used to record the leak measurement, is one of the only approved by government devices on record. It was developed with government funding at the Gas Research Institute. Its use has been funded in leak measurement projects worldwide.

Existing or probable Governmental Regulations on the business

Regulations exist concerning the definition of the Carbon Credit. This determines the value of credits and regulates the amounts of credits traded. There will likely become a control or limit to the number of companies that can openly Trade Credits. We expect the industry will eventually have only a few major credit brokers.

Research and Development Activities

Our research and development activities will include programs related to the use or redirection of captured CO2 as well as the adaptation of excess methane being used to fuel actual greenhouses built next to natural gas compressor stations. The greenhouses feed the workers of remote arctic location.

Environmental Compliance Requirements

We will be able to have an accurate measurement of the leak and verify the solution provided to stop the leak. The fact that leaks are reduced will lead to client Environmental Compliance. This technique will provide an Environmental ISO 14001 audit of the leaking valve. An Environmental ISO audit is an audit carried out to ISO14001 standard, which is a "quality assurance standard" recognized internationally. This report will become part of the pipeline certification process. It is needed in the financing of any pipeline company or project.

Plan of Operations

We acquired the assets and proprietary methodologies of Sealweld International, including service contracts with their key employees for a payment of $100.

As part of the assets of Sealweld International we have acquired a service contract to carry out a project in the Ukraine led by the United States Environmental Protection Agency - Methane to Markets Program. The contract fee is $152,000.

Since December, 2005 we have expended approximately $150,000 to conduct sales and marketing activities in Russia, Ukraine, Mexico, Venezuela and other South American countries. We are presently concluding an additional contract with the government owned oil and natural gas company in Venezuela and have made project proposals to organizations in Poland, Mexico, Argentina, Brazil and Trinidad-Tobago.

Since December 2005, we have been funded through loans advanced to us by WestPeak Ventures, a company located in Vancouver, British Columbia which is owned and controlled by Timothy Brock, one of our shareholders.

Employees

In connection with our mining exploration, we intend to use the services of subcontractors for manual labor exploration work on our properties. Mr. Baker will handle our administrative duties. Because our officers and directors are inexperienced with exploration, we will hire qualified persons to perform the surveying, exploration, and excavating of the property. The subcontractors we hire will determine the number of persons it will employ for surveying, exploration, and excavating of the property. Further, we will hire geologists and engineers as independent contractors on an as needed basis. We have spoken with several geologists or engineers, however, have not hired anyone as of the date hereof, to any who will perform work for us in the future. Accordingly, we cannot determine at this time the precise number of people we will retain to perform the foregoing services.

Employment Agreements

We currently have employment contracts with Bruce Chisholm and Hugh Chisholm. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt plans in the future. We do have a stock option plan.

RISK FACTORS

Risk factors relating to our total operations:

  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

  We were incorporated in June 2003 and we have started our proposed business operations on a limited basis. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is approximately $250,000. The loss was a result of the payment of fees for staking our claims, incorporation, legal and accounting. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to generate to locate customers for our greenhouse operations
*	our ability to generate revenues from our exploration and greenhouse operations.

Based upon current plans, we expect to incur operating losses in future periods.

Risk factors relating to our exploration activities:

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

  Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Woodburn Holdings Ltd., a British Columbia corporation owned and controlled by Robert Baker, our secretary. If Woodburn Holdings Ltd. transfers the property to a third person, the third person will obtain good title and we will have nothing. Since Mr. Baker is the owner and sole shareholder of Woodburn Holdings Ltd. and has a fiduciary duty to us in his capacity as our sole director, we will have a cause of action against Mr. Baker and Woodburn Holdings Ltd. for breach of fiduciary duty. The amount of damages will be the value of the property as of the time of the transfer, should that ever occur. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

Risk Factors relating to our greenhouse operations:

  We may be unable to protect our intellectual property, trade secrets and know-how which would remove a barrier to competition and may directly affect the amount of revenue it generates.

  We depend heavily on our intellectual property and we dependent on our ability to maintain the confidentiality of our technology. Although we intend to employ various methods, including patents, trademarks, copyrights and confidentiality agreements with employees, consultants and third party businesses, to protect our intellectual property and trade secrets, there can be no assurance that we will be able to maintain the confidentiality of any of our proprietary technologies, know-how or trade secrets, or that others will not independently develop substantially equivalent technology.

  Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

  All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our director and officer is a national and/or resident of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

  If we enter into an agreement with an unstable government, there could be adverse affects on our operations.

  Many of the governments we plan to do business with may be considered to be unstable. As such if we enter into an a contract with one of these governments and there is a change in the political climate within that nation, we may not be paid and we may loose all of our equipment. Such an event could have an adverse affect upon our operations.

  We will be extremely dependent upon the expertise of Hugh and Bruce Chisholm. We are presently adding staff and providing training to backfill behind the Chisholm's. However, if they should resign or die, we may have to suspend or cease operations. If that should occur, you could lose your investment.

  We will be extremely dependent upon Hugh and Bruce Chisholm, officer/director nominees. If they should terminate their relationship with us for any reason, we would not have, on the short term, anyone associated with us that has the expertise in regards to greenhouse credits. If that should occur, until we find another person to handle our greenhouse credits, our operations could be suspended or cease entirely. In that event it is possible you could lose your entire investment.

  It takes extensive time to convert greenhouse credits to cash. The delay in converting the credits to cash could have an adverse affect on our operations.

  It takes time to convert greenhouse credits to cash. As a result, while we wait for the credits to be converted to cash, we could have inadequate capital in order to maintain operations. If that should occur, we may have to suspend or cease operations. In which case your investment could become worthless.

Risk factors relating to our common stock:

  There is limited trading in shares trading on the OTCBB under symbol HIGM stock, you may have difficulty in reselling your stock.

  There is currently a limited public trading market for our common stock. Therefore there is a limited place to resell your shares. If you do want to resell your shares, you will have difficulty in doing so.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

We were incorporated in the State of Nevada on June 10, 2003. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agents' office at 6100 Neil Road, Suite 500, Reno, Nevada, 89544 and our business office is located at Suite 880-609 Granville Street, Vancouver, B.C., V7Y1G5. Our telephone number is (604) 408-0153, Toll free (866) 408-0153.

Claims

The following is a list of tenure numbers, claim, date of recording and expiration date of our claims:

		Date of	Date of
Claim No.	Document Description	Recording	Expiration

406353	K-1 Mining Claim.	November 7, 2003	December 25, 2006

Our claim measures 500 meters by 500 meters.

In order to maintain this claim Woodburn Holdings Ltd. must pay a fee of CDN$100 per year per claim. Woodburn Holdings Ltd. can renew the claim indefinitely; the amount of the renewal will not increase for the year ending 2005. We have no earthly idea if the fee to renew the claim will increase after 2005. There is no grace period if there is a default on the work or Woodburn Holdings misses renewing the claim. Woodburn will not cause the claim to expire as a result of not renewing the same or failing to perform work on the claim.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2005, there were no matters submitted to a vote of the Company's stockholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "HIGM."A summary of trading by quarter for the 2005 and 2004 fiscal years is as follows:

Fiscal Quarter		High Bid	Low Bid
2005
	Fourth Quarter 9-1-05 to 11-30-05	$2.40	$0.60
	Third Quarter 6-1-05 to 8-31-05	$0.75	$0.38
	Second Quarter 3-1-05 to 5-31-05	$1.01	$0.15
	First Quarter 12-1-04 to 2-28-05	$0	$0
2004
	Fourth Quarter9-1-04 to 11-30-04	$0	$0
	Third Quarter 6-1-04 to 8-31-04	$0	$0
	Second Quarter 3-1-04 to 5-31-04	$0	$0
	First Quarter 12-1-03 to 2-29-04	$0	$0

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of February 28, 2006, we had 31 holders of record of our common stock.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Completion of our public offering

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

Since completing our public offering, we have spent the proceeds as follows:

Gross proceeds	$102,000.00
Offering expenses	$25,106.00
Phase I Exploration	$20,000.00
Professional Fees	$7,304.18
Interest & Bank Charges	$314.75
Foreign Exchange	$378.02
Mail	$80.00
Stationary	$209.00
Accounting	$4,341.98
Office Equipment	$370.00
Regulatory Filings	$744.47
Transfer Agent	$1,489.00

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

On December 13, 2005, we paid a stock dividend of three additional shares for each one share outstanding. After the stock dividend was paid, there were 24,080,000 shares of common stock outstanding. We have not issued any additional shares of common stock. Accordingly, as of the date of this report, there are 24,080,000 shares of common stock outstanding.

Section 15(g) of the Securities Exchange Act of 1934

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

Securities authorized for issuance under equity compensation plans

We have one equity compensation plan under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 Nonqualified Stock Option Plan. The plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plan includes 10,000,000 common shares. As of November 30, 2005, no options had been granted.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:	None	$0.00	None

Equity compensation plans not approved by securities holders:	None	$0.00	10,000,000

Pursuant to the Registration Statement on Form S-8 filed with the SEC on April 4, 2005, we registered an aggregate of 10,000,000 common shares, par value $0.00001 per share, underlying options to be granted under the plan to employees, directors, officers and/or others persons providing certain services to our company.

ITEM 6.     PLAN OF OPERATIONS.

Mineral Exploration

We have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Our only source for cash at this time is investments in our common stock by others or by loans. At the present time we have no program in place to raise additional funds. We believe we have sufficient funds to maintain operations for one year.

If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of the property. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore respect to our greenhouse operations, we intend to acquire or lease equipment as needed.

With respect our exploration operations, we do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

With respect to our exploration operations, we do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

With respect to our greenhouse operations, we intend to hire additional employees as needed.

Greenhouse Operations

We acquired the assets and proprietary methodologies of Sealweld International, including service contracts with their key employees for a payment of $100.

As part of the assets of Sealweld International we have acquired a service contract to carry out a project in the Ukraine under the United States Environmental Protection Agency - Methane to Markets Program. The contract fee is $152,000.

Since December, 2005 we have expended approximately $150,000 to conduct sales and marketing activities in Russia, Ukraine, Mexico, Venezuela and other South American countries. We are presently concluding an additional contract with the government owned oil and natural gas company in Venezuela and have made project proposals to organizations in Poland, Mexico, Argentina, Brazil and Trinidad-Tobago.

Since December 2005, we have been funded through loans advanced to us by WestPeak Ventures, a company located in Vancouver, British Columbia which is owned and controlled by Timothy Brock, one of our shareholders.

Milestones

The following are our milestones:

Mineral Exploration

Complete core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

Upon completion of the core drilling, analyze the samples. If mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

Greenhouse Operations

Complete our Ukraine contract.

Enter into one or more new contracts to correct greenhouse emissions.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Our operations have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must find an ore body or generate revenue from our greenhouse operations. To date we have not generated any revenues.

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

In June 2003, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a purchase of shares of common stock.

We issued 1,020,000 shares of common stock through our public offering declared effective on August 18, 2004 and raised $102,000. This was accounted for as a purchase of shares of common stock.

On December 13, 2005, we paid a stock dividend on 3 additional shares of common stock for each one share of common stock outstanding.

At November 30, 2005, we had positive working capital of $12,061.

At November 30, 2005, our total assets of $23,173 consist of mainly cash.

At November 30, 2005, our total liabilities were to $11,112.

We have not had revenues from inception.

We have no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

Results of Operations

We posted a loss of $54,197 for the year ending November 30, 2005. This was a result of operating expenses.

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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
High Grade Mining Corporation
(An exploration stage company)

We have audited the accompanying balance sheets of High Grade Mining Corporation (an exploration stage company) as at November 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders' equity for each of the two years in the period ended November 30, 2005, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2005, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2005, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company incurred a net loss of $89,989 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Morgan & Company"

February 1, 2006	Chartered Accountants

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2005	2004

ASSETS

Current
Cash	$23,173	$38,615

LIABILITIES

Current
Accounts payable and accrued liabilities	$11,112	$11,894
Loans payable (Note 4)	-	1,777
Due to related parties (Note 5)	-	22,186
	11,112	35,857

STOCKHOLDER'S EQUITY

Share Capital
Authorized:
100,000,000 common shares with a par value of
$0.00001 per share
Issued:
24,080,000 common shares at November 30, 2005 and
20,000,000 common shares at November 30, 2004	240	200

Additional Paid in Capital	101,810	(150)

Subscriptions Received (Note 7)	-	38,500

Deficit Accumulated During The Exploration Stage	(89,989)	(35,792)

	12,061	2,758

	$23,173	$38,615

The accompanying notes are an integral part of these financial statements.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2005	2004	2005

Revenue	$-	$-	$-

Expenses
Interest and bank charges	366	-	366
Professional fees	20,771	11,689	47,460
Transfer and filing fees	2,234	-	2,234
Mineral claim payment	-	-	7,500
Consulting fees	3,000	-	3,000
Exploration expenditures	20,000	-	20,000
Office and sundry	7,826	1,425	9,429

Net Loss For The Year	$(54,197)	$(13,114)	$(89,989)

Basic And Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares
Outstanding	23,677,588	20,000,000

The accompanying notes are an integral part of these financial statements.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2005	2004	2005

Operating Activities
Net loss for the period	$(54,197)	$(13,114)	$(89,989)

Adjustments To Reconcile Loss To Net Cash
Used By Operating Activities
Accounts payable and accrued liabilities	(782)	10,394	11,112
	(54,979)	(2,720)	(78,877)

Financing Activities
Issue of share capital	102,000	-	102,050
Due to related parties	(22,186)	1,021	-
Loans payable	(1,777)	1,777	-
Subscriptions received	(38,500)	38,500	-

	39,537	41,298	102,050

Increase In Cash	(15,442)	38,578	23,173

Cash, Beginning Of The Year	38,615	37	-

Cash, End Of The Year	$23,173	$38,615	$23,173

Supplemental Disclosure
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2005
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
	NUMBER				ACCUMULATED
	OF		ADDITIONAL		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	VALUE	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash at
$0.00001	20,000,000	$200	$(150)	$-	$-	$50
Loss for the period	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	38,500
Net loss for the year	-	-	-	-	(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500	(35,792)	2,758

Shares issued for cash at
$0.10 on January 5, 2005	4,080,000	40	101,960	(38,500)	-	63,500
Net loss for the year					(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$(89,989)	$12,061

The accompanying notes are an integral part of these financial statements.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

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

  As shown in the accompanying financial statements, the Company has incurred a net loss of $89,989 for the period from June 10, 2003 (inception) to November 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

  Stock Dividend

  On November 29, 2005, the Board of Directors declared a 3 for 1 stock dividend payable on December 13, 2005 to stockholders of record on December 9, 2005. Per share amounts in the accompanying financial statements have been restated for the stock dividend.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

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

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2005 and 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	f)	Financial Instruments

The carrying values of the Company's financial instruments, including cash, accounts payable, loans payable, and due to related parties, approximate their fair values due to their short term maturities.

	g)	Recent Accounting Pronouncements

i)

On March 31, 2004, the Emerging Issues Task Force ("EITF") issued EITF 04-2 - "Whether Mineral Rights are Tangible or Intangible Assets" ("EITF 04-2") which concluded that mineral interest conveyed by leases should be considered tangible assets. On April 30, 2004, the Financial Accounting Standards Board ("FASB") issued amended SFAS 141 and SFAS 142 to provide that certain mineral use rights are considered tangible assets and that mineral use rights should be accounted for based on their substance. The amendment was effective for the first reporting period beginning after April 29, 2004, with early adoption permitted. The Company adopted EITF No. 04-2 on December 1, 2004.

ii)

On March 31, 2004, the EITF issued EITF 04-3 - "Mining Assets' Impairment and Business Combinations" ("EITF 04-3") which concluded that entities should generally include values in mining properties beyond proven and probable reserves and the effects of anticipated fluctuations in the future market price of minerals in determining the fair value of mining assets. The Company adopted EITF 04-3 on December 1, 2004.

iii)

On November 30, 2004, FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151") - "Inventory Costs". The adoption of SFAS 151 does not have an impact on the Company's results of operations or financial position.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Recent Accounting Pronouncements (Continued)

iv)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123") - "Share Based Payment". The Statement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all entities to apply a fair value based measurement in accounting for share based payment transactions with employees. The Company adopted SFAS 123 effective December 1, 2004.

v)

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

4.	LOANS PAYABLE

The loans are unsecured and interest free with no specific terms of repayment.

5.	RELATED PARTIES TRANSACTIONS

	i)	Due to Related Parties

The amount is due to a shareholder and director, and to a company controlled by a shareholder, is unsecured and interest free with no specific terms of repayment.

	ii)	Consulting Fees

During the year ended November 30, 2004, the Company paid consulting fees in the amount of $3,000 to a shareholder and director of the Company.

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

5.	RELATED PARTIES TRANSACTIONS (Continued)

During the year, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

6.	INCOME TAX

	A reconciliation of income tax expense to the amount computed at the statutory rate is as follows:

			2005	2004

	Net loss for the period		$(54,197)	$(13,114)
	Statutory tax rate		34%	34%

	Expected income tax provision		$(18,500)	$(4,500)
	Unrecognized tax losses		18,500	4,500

			$-	$-

	Significant components of deferred income tax assets are as follows:

			2005	2004

	Operating loss		$31,500	$13,000
	Valuation allowance		(31,500)	(13,000)

			$-	$-

	The Company has approximately $90,000 in losses carryforward which will expire, if not utilized, as follows:
	2023	$23,000
	2024	$13,000
	2025	$54,000

Index

HIGH GRADE MINING CORPORATION
 (An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

  SUBSEQUENT EVENTS (Continued)

    On November 29, 2005, the Company's board of directors declared a stock dividend on the basis of three (3) additional shares of common stock for each 1 shares of common stock outstanding.

    On December 23, 2005, the Company entered into an asset purchase agreement with Sealweld International Company Ltd. ("Sealweld"), a private company incorporated in the State of Texas, to purchase the assets, goodwill and the benefits of the relationships established by Sealweld in Eastern Europe, Great Britain, Russia, Canada, Mexico and South America in consideration of $100 and covenants not to disclose, compete or interfere. A finder's fee of 150,000 common shares from treasury are to be issued in connection with this agreement.

    Further, the Company has entered into two employment agreements with two former officers and directors of Sealweld to become officers and directors of the Company in consideration of $72,000 per year plus incentive stock options, respectively.

    On January 18, 2006, the Company entered into a corporate support agreement with West Peak Ventures of Canada Limited for fiscal agency services, commencing January 1, 2006 for two years at the rate of $48,000 per year. In addition, the Company will grant the agent 300,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years.

    On February 1, 2006, the Company entered into a consulting agreement with Woodburn Holdings Ltd., a privately held company owned by the Company's corporate secretary, for consulting services commencing February 1, 2006 for two years at the rate of $30,000 per year. In addition, the Company will grant the consultant 675,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years.

    On February 1, 2006, the Company entered into a consulting agreement with Windstone Financial Corp., a privately held company owned by an officer of the Company, for consulting services commencing February 1, 2006 for two years at the rate of $48,000 per year. Under the terms of the agreement, the Company also agree to grant a yet to be fixed number of incentive stock options at $0.50 per share.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to November 30, 2005, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

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

  Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that affected these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.     OTHER INFORMATION.

None

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Our directors will serve until their successors are elected and qualified. Our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	66	president, principal executive officer, treasurer,
1247 - 235 Keith Road		principal accounting officer, principal financial
West Vancouver, British Columbia		officer and a member of the board of directors
Canada V7T 1L5

Robert Baker	52	secretary and a member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

Bruce Chisholm	52	vice president nominee
Suite A, Coveham House
Downside Bridge Road
Hobham, Surrey
United Kingdom KT1 13EP

Hugh Chisholm	46	vice president nominee
902 West South Street
Leander, Texas 78641

The persons named persons will hold their offices until the next annual meeting of our stockholders.

Background of Officers and Directors

Since June 2003, Mr. Baker has been our president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. On January 5, 2006, Robert M. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us. Since May 27, 2005, Robert Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, Robert Baker has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, Robert Baker has been the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. Since September 2004, Mr. Baker has been a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. Since November 2004, Mr. Baker has been a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer. Canaccord Capital Corporation is a broker-dealer registered with the United States Securities and Exchange Commission.

On January 5, 2006, Elden Schorn was appointed to our board of directors. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. From November 3, 2005 to Present, Mr. Schorn was the chief executive office of Global Green Solutions Inc. Global Green Solutions Inc. establishes financing and implements projects internationally to reduce Green House Gas emissions and develops green credits for sale in the carbon markets taking advantage of the mechanisms established under the Kyoto Accord. From 1996 to 2004, Mr. Schorn was the president of Schorn Consulting Ltd. Schorn Consulting Ltd. provided financial services, investor relations support and government relations consulting services to companies and industry associations, as well as to the Canadian Federal and British Columbia Provincial Government. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadaian Manufacturers and Exporters Association is Canada's leading business network who's members are responsible for 75% of Canada's manufactured goods and 90% of Canada's manufactured exports. From 1993 to 1995 Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As Consul and Senior Investment Advisor, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. From 1998 to 2003 Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

Hugh Chisholm is a vice president nominee and director nominee. Hugh Chisholm is the brother of Bruce Chisholm, our other vice president.

Bruce Chisholm is a vice president nominee and director nominee. Bruce Chisholm is the brother of Hugh Chisholm, our other vice president.

Our officers and directors are engaged in other business activities . As such, they do not devote time exclusively to our operations.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board or any other board-designated committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our sole officer and director during the last three fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
						Long-Term Compensation
			Annual Compensation			Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
						Restricted
				Other	Under	Shares or		Other
				Annual	Options/	Restricted		Annual
Names Executive				Compen-	SARs	Share	LTIP	Compen-
Officer and	Year	Salary	Bonus	sation	Granted	Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Elden Schorn	2005	0	0	0	0	0	0	0
President, Treasurer	2004	0	0	0	0	0	0	0
and Director	2003	0	0	0	0	0	0	0

Robert M. Baker	2005	0	0	0	0	0	0	0
Secretary and	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0

Bruce Chisholm	2005	0	0	0	0	0	0	0
Vice President	2004	0	0	0	0	0	0	0
Nominee	2003	0	0	0	0	0	0	0

Hugh Chisholm	2005	0	0	0	0	0	0	0
Vice President	2004	0	0	0	0	0	0	0
Nominee	2003	0	0	0	0	0	0	0

We have not paid any salaries in 2005. We anticipate paying salaries to employees in 2006. We will pay salaries prior to generating revenues from operations. However, funds generated from financings and projected project revenues are expected to meet salary demands in 2006.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs, have been made to any executive officer or any director during the year ended November 30, 2005, accordingly, no stock options were exercised by any of the officers or directors in fiscal 2005.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as a members of the board of directors.

Employment Contracts

We have entered into employment contracts with Hugh Chisholm, president and director nominee; and, with Bruce Chisholm, a vice president and director nominee. The contracts provide for the payment of $72,000 per annum each for Hugh Chisholm and Bruce Chisholm plus stock options.

Consulting Agreement

We have entered into a consulting agreement with West Peak Ventures of Canada Limited which is owned and operated by Timothy Brock. Under the terms of the consulting agreement we have agreed to pay West Peak Ventures of Canada Limited $48,000 per annum plus 300,000 stock options exercisable at $.050. We have also entered into a consulting agreement with Woodburn Holdings Ltd which is owned and operated by our secretary Robert M. Baker. Under the terms of the agreement we have agreed to pay Woodburn Holdings Ltd. $30,000 per annum plus 675,000 stock options at $0.50. We have also entered into an agreement with Windstone Financial Corp. which is owned and operated by our president, CEO, CFO, COO, Elden Schorn. Under the terms of the agreement we have agreed to pay Windstone Financial Corp. $48,000 per annum and stock options at $0.50 still to be determined.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the security ownership of our sole officer and director, and each holder of 5% or more of our common stock as of February 28, 2006:

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Elden Schorn	4,250,000	17.65%
Suite 1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5

Robert M. Baker [2]	1,480,000	6.14%
885 Pyrford Road
West Vancouver, British Columbia
Canada

Bruce Chisholm - Officer/Director Nominee	4,250,000	17.65%
Suite A, Coveham House
Downside Bridge Road
Hobham, Surrey
United Kingdom KT1 13EP

Hugh Chisholm - Officer/Director Nominee	4,250,000	17.65%
902 West South Street
Leander, Texas 78641

All Officers and Directors	14,250,000	59.18%
as a Group (4 persons)

Timothy Brock [3]	4,250,000	17.65%
5866 Eagle Island
West Vancouver, British Columbia
Canada

Kathrine MacDonald	1,500,000	6.23%
701 - 2190 Bellevue Avenue
West Vancouver, British Columbia
Canada V7T 2X8

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Baker is the only "promoter" of our company.

[2]	Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.
[3]	Mr. Brock holds title to his common stock in the name of West Peak Ventures of Canada Limited, which he owns and controls.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Baker, our secretary and director, has not received and will not receive anything of value, directly or indirectly, from us and we have not received and will not receive any assets, services or other consideration from Mr. Baker, other than the possible transfer of the property from Woodburn Holdings Ltd., a corporation owned and controlled by Mr. Baker. In the event that the property is transferred to us, it will be transferred to a wholly owned subsidiary corporation to be formed by us and there will be no consideration for the transfer of the property.

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

On December 13, 2005, we paid a stock dividend of 3 additional shares of common stock for each one share of common stock outstanding.

On December 23, 2005, we entered into an Sealweld International Company Ltd. ("Vendor"), Hugh Chisholm and Bruce Chisholm (collectively, Principals") wherein we purchased the assets, goodwill and the benefits of the relationships established by the Vendor over a seven year period working in Eastern Europe, Great Britain, Russia, Canada, Mexico and South America in consideration of $100 and covenants not to disclose, compete or interfere.

Further, we entered into an employment agreement with Bruce Chisholm wherein we employ Bruce Chisholm as an officer and director in consideration of $72,000 per year plus incentive stock options and vacation. Bruce Chisholm has not been appointed an officer or director as yet.

Further, we entered into an employment agreement with Hugh Chisholm wherein we agreed to employ Hugh Chisholm as an officer and director in consideration of $72,000 per year plus incentive stock options and vacation. Hugh Chisholm has not been appointed an officer and director as yet.

As part and parcel of the forgoing transaction, Woodburn Holdings Ltd, a corporation owned and controlled by Robert M. Baker, our former president, transferred 4,250,000 shares of its common stock to Elden Schorn and 4,250,000 shares of its common stock to West Peak Ventures of Canada Limited. Woodburn Holdings Ltd. retained 1,500,000 shares of the Registrant's common stock. Further, Kathrine MacDonald, one of our shareholders, transferred 4,250,000 shares of her common stock to Hugh Chisholm and 4,250,000 shares of her common stock to Bruce Chisholm. Ms. MacDonald retained 1,500,000 shares of the Registrant's common stock.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 registration Statement filed with the Securities and Exchange Commission, SEC file #333-112266 on January 28, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	K1 Mining Claim.
10.2	Bill of Sale.
99.1	Subscription Agreement.

The following documents are incorporated by reference from our Form 10-KSB for the period ending November 30, 2004:

Exhibit No.	Document Description

14.1	Code of Ethics.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are filed with this report:

Exhibit No.	Document Description

10.1	Contract with Sealweld International Company Ltd.
10.2	Consulting Agreement with Windstone Financial Corp.
10.3	Consulting Agreement with Woodburn Holdings Ltd.
10.4	Employment contract with Hugh Chisholm.
10.5	Employment contract with Bruce Chisholm.
10.6	Consulting Agreement with West Peak Ventures of Canada Limited.
23.1	Consent of Morgan & Company, Chartered Accountants.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005 - fees billed	$1,645	Morgan & Company, Chartered Accountants
2004	$960	Morgan & Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005 - fees billed	$1,200	Morgan & Company, Chartered Accountants
2004	$1,230	Morgan & Company, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	nil	Morgan & Company, Chartered Accountants
2004	nil	Morgan & Company, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	nil	Morgan & Company, Chartered Accountants
2004	nil	Morgan & Company, Chartered Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2006.

HIGH GRADE MINING CORP.

BY:	ELDEN SCHORN
Elden Schorn, president, principal executive officer, treasurer, principal financial officer, and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons:

Signature	Title	Date

ELDEN SCHORN	President, Principal Executive Officer, Treasurer,	March 15, 2006
Elden Schorn	Principal Financial Officer, Principal Accounting
Officer and a member of the board of directors.

ROBERT M. BAKER	Secretary and a member of the board of	March 15, 2006
Robert M. Baker	directors.