Form 10QSB
period 2006-02-28
GLOBAL GREEN SOLUTIONS INC.
filed 2006-04-14
CIK 1277576

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-112266

GLOBAL GREEN SOLUTIONS INC.
 (formerly, High Grade Mining Corp.)
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

609 Granville Street - Suite 880
P.O. Box 10321 Pacific Centre
Vancouver, British Columbia
Canada V7Y 1G5
(Address of principal executive offices)

(604) 408-0153
Toll Free (866) 408-0153
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

============================================================================================

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2006	2005

ASSETS
Current
Cash	$61,202	$23,173

Intangible Asset	100	-
Computer equipment (net of depreciation)	2,214	-

	$63,516	$23,173

LIABILITIES
Current
Accounts payable and accrued liabilities	$54,042	$11,112
Amounts due to shareholder	223,124	-

	277,166	11,112

STOCKHOLDERS' EQUITY (DEFICIENCY)
Share Capital
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
24,080,000 Common shares	240	240

Additional Paid-In Capital	101,810	101,810

Accumulated Deficit	(315,700)	(89,989)

	(213,650)	12,061

	$63,516	$23,173

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 28		FEBRUARY 28
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Interest and bank charges	183	150	549
Professional fees	6,229	2,304	53,689
Transfer and filing fees	790	1,670	3,024
Mineral claim payment	-	-	7,500
Consulting fees	40,000	-	43,000
Exploration expenditures	-	-	20,000
Project development expenses	172,479	-	172,479
Office and sundry	6,030	3,452	15,459

Net Loss For The Period	$(225,711)	$(7,576)	$(315,700)

Basic And Diluted Loss Per Share	$(0.01)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	24,080,000	5,680,000

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 28		FEBRUARY 28
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(225,711)	$(7,576)	$(315,700)

Adjustments To Reconcile Net Loss To Net
Cash Used By Operating Activities
Amortization	182	-	182
Accounts payable and accrued liabilities	42,930	(9,589)	54,042
	(182,599)	(17,165)	(261,476)

Cash Flows used by Investing Activities
Purchase of intangible asset	(100)	-	(100)
Computer Equipment	(2,396)	-	(2,396)

	(2,496)	-	(2,496)

Cash Flows From Financing Activity
Share capital issued	-	63,500	102,050
Loan Payable	-	(1,777)	-
Amounts due to shareholder	223,124	(21,750)	223,124
	223,124	39,973	325,174

Net Increase In Cash	38,029	22,808	61,202

Cash, Beginning Of Period	23,173	38,615	-

Cash, End Of Period	$61,202	$61,423	$61,202

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JUNE 10, 2003 TO FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER
	OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	DEFICIT	TOTAL

Shares issued for cash at
$0.00001	20,000,000	$200	$(150)	$-	$-	$50
Loss for the period	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	38,500
Net loss for the year	-	-	-	-	(13,114	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500	(35,792)	2,758

Shares issued for cash at
$0.10 on January 5, 2005	4,080,000	40	101,960	(38,500)	-	63,500
Net loss for the year	-	-	-	-	(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810	-	(89,989)	12,061

Net loss for the year	-	-	-	-	(225,711)	(225,711)

Balance, February 28, 2006	24,080,000	$240	$101,810	$-	$(315,700)	$(213,650)

Deficit accumulated during
the exploration stage					$(89,989)
Deficit accumulated during
the development stage					(225,711)

					$(315,700)

The accompanying notes are an integral part of these financial statements

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

  BASIS OF PRESENTATION

  The unaudited financial statements as of February 28, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2005 audited financial statements and notes thereto.

  NAME CHANGE

  In a resolution dated March 13, 2006, shareholders who hold 70.60% of the voting power of the corporation consented to change the name of the Company from High Grade Mining Corporation to Global Green Solutions Inc.

  INTANGIBLE ASSET

  On December 23, 2005, the Company entered into an agreement with the principals of Sealweld International Company Ltd. (SWI), Hugh Chisholm and Bruce Chisholm, to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition has been accounted for as an intangible asset.

  Further, a finder's fee of 150,000 common shares from treasury is to be issued in connection with this agreement (not issued as at February 28, 2006).

  COMPUTER EQUIPMENT

		Accumulated	Net Book
	Cost	Amortization	Value
Computer Equipment	$2,396	$182	$2,214

  MINERAL CLAIM INTEREST

  On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada for cash consideration of $7,500. Since the Company has not established the commercial feasibility of the mineral claim, the staking costs have been expensed.

GLOBAL GREEN SOLUTIONS INC.
 formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

  RELATED PARTY TRANSACTIONS

  During the period, the Company paid consulting fees in the amount of $40,000 to directors, officers and other related parties of the Company.

  During the period, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

  As at February 28, 2006, $46,508 is owing to related parties and is included in accounts payable and accrued liabilities.

  AMOUNTS DUE TO SHAREHOLDER

  The amount due to a shareholder is unsecured and interest free with no specific terms of repayment.

  COMMITMENTS

    On January 18, 2006, the Company entered into a corporate support agreement with West Peak Ventures of Canada Limited for fiscal agency services, commencing January 1, 2006 for two years at the rate of $48,000 per year. In addition, the Company will grant the agent 300,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years (not granted as at February 28, 2006).

    On February 1, 2006, the Company entered into a consulting agreement with Woodburn Holdings Ltd., a privately held company owned by the Company's corporate secretary, for consulting services commencing February 1, 2006 for two years at the rate of $30,000 per year. In addition, the Company will grant the consultant 675,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years (not granted as at February 28, 2006).

    On February 1, 2006, the Company entered into a consulting agreement with Windstone Financial Corp., a privately held company owned by an officer of the Company, for consulting services commencing February 1, 2006 for two years at the rate of $48,000 per year. Under the terms of the agreement, the compensation commenced December 1, 2005 and the Company also agree to grant a yet to be fixed number of incentive stock options at $0.50 per share (not granted as at February 28, 2006).

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

We are a start-up corporation with one mineral property in the exploration stage and greenhouse gas operations in the development stage. AS at the date of this filing, we have not generated or realized any revenues from our business operations. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. On December 15, 2004, we completed our public offering and raised $102,000. Our future success or failure will be determined by what we find under the ground. Since we do not know what we will find under the ground, we cannot tell you if we will be successful. We have not begun exploration of the property because of inclement weather.

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

At the present time, we have not made any arrangements to raise additional cash for our mining exploration, other than through this offering. If we need additional cash and can't raise it we will either have to suspend exploration operations until we do raise the cash, or cease exploration operations entirely. Other than as described in this paragraph, we have no other financing plans for our exploration operations.

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

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease exploration operations, we will continue development of our greenhouse gas operations.

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

In addition to our mining exploration, we have expanded our operations by purchasing technology and methodology that will assist entities in reducing greenhouse gases, primarily in the natural gas pipeline industry. On December 23, 2005, we entered into an agreement with the principals of Sealweld International Company Ltd. (SWI), Hugh Chisholm and Bruce Chisholm, to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves.

On March 24, 2006 Global Green Solutions entered into an agreement with Ecofys B.V. a company existing under the laws of the Netherlands, to cooperate in the development and execution of Green House Credit Projects. The agreement is subject to the establishment of separate contracts for specific projects.

On March 14, 2006 the articles of incorporation were amended and the company name was changed from High Grade Mining Corporation to Global Green Solutions Inc.

On March 24, 2006 common stock of Global Green Solutions Inc. began trading on the Bulletin Board operated by the National Association of Security Dealer's Inc. under the symbol GGRN.

Milestones

Mineral Exploration

Complete core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling will be subcontracted to non-affiliated third parties. Time to conduct the core drilling - 90 days.

Upon completion of the core drilling, analyze the samples to determine if mineralized material is below the ground. If mineralized material is found, define the body. We estimate that it will cost $10,000 to analyze the core samples and will take 30 days.

Greenhouse Operations
  Complete our Ukraine project.

  On March 30, 2006 we received payment of $152,000 from International Utility Efficiency Partnerships Inc.(IUEP) to carry out a pilot project to reduce greenhouse gas emissions from pipeline valves in the Cherkasytransgas system in the Ukraine. This project resulted from our purchase of the assets of Sealweld International Company Ltd. (SWI). Application for support from IUEP in using our technology and methodology (formerly SWI's) was made by Cherkasytransgas. We intend, upon successful completion of the pilot project, to reach agreement with Cherkasytransgas to apply the treatment process to the remaining valves in the pipeline system and to receive Green Credits based on the reduction of greenhouse gas emissions into the atmosphere.

  Enter into one or more new contracts to correct greenhouse gas emissions from leaking pipeline valves in major pipeline systems in Mexico, South America and Eastern Europe.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation with respect to our mineral operations and have not generated any revenues from those operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

From Inception on June 10, 2003

We acquired the right to conduct exploration activity on one mineral claim. We have staked the property but have not yet commenced our exploration plan.

Since inception, we have used a loan from Robert Baker, an officer and director and from Ms. Kathrine MacDonald to stake the property, to incorporate us, and for legal and accounting expenses. Net cash provided by Mr. Baker and Ms. MacDonald from inception on June 10, 2003 to August 31, 2005 was $436, all of which has been paid.

On December 15, 2004, we completed our public offering and raised $102,000.

Development of our greenhouse operations has been funded by loans from a shareholder, West Peak Ventures of Canada Ltd., a company located in Vancouver, British Columbia. At February 28, 2006, this shareholder had advanced us $223,124. The loan is non-interest bearing and has no specific terms of repayment.

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

Liquidity and Capital Resources

We issued 5,000,000 shares of common stock through a Section 4(2) offering in June 2003. This was accounted for as a purchase of common stock. On December 15, 2004 we sold 1,020,000 shares of common stock pursuant to section 5 of the Securities Act of 1933 in a public offering. This was accounted for as a purchase of common stock.

On November 29, 2005 the board of directors declared a stock dividend on the basis of three (3) additional shares of common stock for each 1 share of common stock outstanding.

As of February 28, 2006, our total assets were $63,516 and our total liabilities were $277,166.

ITEM 3.     CONTROLS AND PROCEDURES
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
  Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 18, 2004, our public offering was declared effective by the SEC (SEC file no. 333-112266). On December 15, 2004 we completed our public offering and sold 1,020,000 shares of common stock and raised $102,000. There was no underwriter involved in our public offering. From the proceeds of the public offering we paid the following through February 28, 2006:

Gross proceeds	$102,000.00
Offering expenses	$25,106.00
Net proceeds	$76,894.00
Phase I Exploration	$20,000.00
Professional Fees	$24,534.38
Interest & Bank Charges	$371.44
Foreign Exchange	$429.19
Mail	$80.00
Stationary	$209.00
Accounting	$5,029.64
Office Equipment	$370.00
Regulatory Filings	$744.47
Transfer Agent	$2,279.00

From the proceeds, we spent $2,297.00 on travel and $7,172.45 for miscellaneous office expenses. The foregoing were changes in the use of proceeds described in the registration statement.

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

10.1	Contract with Sealweld International Company Ltd.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2006.

GLOBAL GREEN SOLUTIONS INC.
formerly High Grade Mining Corp.
(Registrant)

BY:	ELDEN SCHORN
Elden Schorn
President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and a member of the Board of Directors