Form 10QSB
period 2006-05-31
GLOBAL GREEN SOLUTIONS INC.
filed 2006-07-17
CIK 1277576

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51198

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORP.)
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

609 Granville Street - Suite 880
P.O. Box 10321 Pacific Centre
Vancouver, BC
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
(A Development Stage Company)

INTERIM BALANCE SHEET
(U.S. Dollars)

	May 31	November 30
	2006	2005
	(unaudited)	(audited)

ASSETS
Current
Cash	$1,354,428	$23,173
Accounts receivable	15,845	-
Prepaid expenses	4,968	-
Deferred financing costs	767,903	-
	2,143,144	23,173
Intangible Asset	100	-
Computer equipment	2,558	-

	$2,145,802	$23,173

LIABILITIES
Current
Accounts payable and accrued liabilities	$45,904	$11,112
Convertible Notes (Note 5)	204,024	-

	249,928	11,112

STOCKHOLDERS' EQUITY
Share Capital (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
26,680,000 Common shares	267	240
Additional Paid In Capital	2,726,139	101,810
Subscriptions Received	265,000	-
Accumulated Deficit	(1,095,532)	(89,989)
	1,895,874	12,061

	$2,145,802	$23,173

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					June 10, 2003
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	May 31		May 31		May 31
	2006	2005	2006	2005	2006

Revenue	$152,000	$-	$152,000	$-	$152,000

Expenses
Consulting fees	59,108	-	99,108	-	102,108
Exploration expenditures	-	-	-	-	20,000
Finders' fees	180,097	-	180,097	-	180,097
Interest and bank charges	107,819	105	108,002	255	108,368
Mineral claim payment	-	-	-	-	7,500
Office and sundry	16,801	533	23,621	5,655	35,284
Professional fees	90,362	6,793	96,591	9,097	144,051
Project development
expenses	223,689	-	396,168	-	396,168
Stock-based compensation	253,956	-	253,956	-	253,956

	931,832	7,431	1,157,543	15,007	1,247,532

Net Loss For The Period	$(779,832)	$(7,431)	$(1,005,543)	$(15,007)	$(1,095,532)

Basic And Diluted Loss Per
Share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding	24,948,478	24,080,000	24,519,011	23,295,385

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	May 31		May 31		June 10, 2003
	2006	2005	2006	2005	to May 31,2006
Cash Flows From Operating Activities
Net loss for the period	$(779,832)	$(7,431)	$(1,005,543)	$(15,007)	$(1,095,532)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of deferred finance charges	180,097	-	180,097	-	180,097
Amortization of debt discount arising from valuation of warrants	41,699	-	41,699	-	41,699
Amortization of beneficial conversion interest arising from convertible debt	59,725	-	59,725	-	59,725
Depreciation	1,538	-	1,720	-	1,720
Stock-based compensation	253,956	-	253,956	-	253,956
Accounts receivable	(15,845)	-	(15,845)	-	(15,845)
Prepaid expenses	(4,968)	-	(4,968)	-	(4,968)
Accounts payable and accrued liabilities	(8,138)	(2,305)	34,792	(11,894)	45,904
	(271,768)	(9,736)	(454,367)	(26,901)	(533,244)
Cash Flows Used By Investing Activities
Purchase of intangible asset	-	-	(100)	-	(100)
Computer and office equipment	(1,882)	-	(4,278)	-	(4,278)
	(1,882)	-	(4,378)	-	(4,378)
Cash Flows From Financing Activities
Issue of share capital	100,000	-	100,000	63,500	202,050
Stock subscriptions	265,000	-	265,000	-	265,000
Proceeds from convertible notes	1,500,000	-	1,500,000	-	1,500,000
Finders' fees	(75,000)		(75,000)		(75,000)
Loan payable	-		-	(1,777)	-
Amounts due to shareholder	(223,124)	-	-	(21,750)	-
	1,566,876	-	1,790,000	39,973	1,892,050

Increase (Decrease) In Cash	1,293,226	(9,736)	1,331,255	13,072	1,354,428

Cash, Beginning Of Period	61,202	61,423	23,173	38,615	-

Cash, End Of Period	$1,354,428	$51,687	$1,354,428	$51,687	$1,354,428

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JUNE 10, 2003 TO May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
	NUMBER
	OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	DEFICIT	TOTAL

Shares issued for cash at $0.00001	20,000,000	$200	$(150)	$-	$-	$50
Loss for the period	-	-	-	-	(22,678)	(22,678)
Balance, November 30, 2003	20,000,000	200	(150)	-	(22,678)	(22,628)
Subscriptions received	-	-	-	38,500	-	38,500
Net loss for the year	-	-	-	-	(13,114)	(13,114)
Balance, November 30, 2004	20,000,000	200	(150)	38,500	(35,792)	2,758
Shares issued for cash at $0.10 on January 5, 2005	4,080,000	40	101,960	(38,500)	-	63,500
Net loss for the year	-	-	-	-	(54,197)	(54,197)
Balance, November 30, 2005	24,080,000	240	101,810	-	(89,989)	12,061
Subscriptions received		-	-	265,000	-	265,000
Shares issued as finders' fees on April 3, 2006	150,000	2	119,998	-	-	120,000
Shares issued for cash at $0.05 on May 3, 2006	2,000,000	20	99,980	-	-	100,000
Shares issued as finder's fees on May 3, 2006	450,000	5	323,995	-	-	324,000
Warrants issued as finders' fees on May 5, 2006	-	-	429,000	-	-	429,000
Stock-based compensation	-	-	253,955	-	-	253,955
Beneficial conversion interest arising from convertible debt	-	-	822,881	-	-	822,881
Fair value of warrants issued in connection with convertible notes	-	-	574,520	-	-	574,520
Net loss for the period	-	-	-	-	(1,005,543)	(1,005,543)
Balance, May 31, 2006	26,680,000	$267	$2,726,139	$265,000	$(1,095,532)	$(1,895,874)

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements as of May 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2005 audited financial statements and notes thereto.

Stock-based compensation
The fair value of all stock-based awards is estimated using the Black-Scholes option pricing model at the date of grant and is expensed to operations over each award's exercise period.

Loss per share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

2.	NAME CHANGE

In a resolution dated March 13, 2006, shareholders who held 70.60% of the voting power of the corporation consented to change the name of the Company from High Grade Mining Corporation to Global Green Solutions Inc.

3.	INTANGIBLE ASSET

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

Further, a finder's fee of 150,000 common shares from treasury was issued in connection with this agreement on April 3, 2006.

4.	COMPUTER EQUIPMENT

			Accumulated	Net Book
		Cost	Amortization	Value
	Computer Equipment	$4,278	$1,720	$2,558

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES

On May 5, 2006, the Company issued Convertible Notes in the aggregate amount of $1,500,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Convertible Notes were 1,399,999 Class A Warrants and 1,399,999 Class B Warrants. Each Class A Warrant is convertible into one share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the Convertible Notes are convertible into one restricted share of common stock at the lesser of (i) $0.75 advanced or (ii) seventy percent (70%) of the average five closing bid prices of the Company's common stock as reported by Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price is $0.19. Conversion of the Convertible Notes does not affect the Class A Warrants and Class B Warrants.

The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of issue, while the fair value of the notes was estimated by multiplying the number of shares resulting from immediate exercise of the conversion option by the market price on the date of issue. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants. The number of shares resulting from an immediate conversion of the notes, multiplied by the difference between the market price and the exercise price, determines the beneficial conversion interest.

The Company granted 700,000 common stock purchase warrants with an estimated fair value of $449,000 as finders' fees entitling the holders to purchase 400,000 and 300,000 shares of the Company's common stock at a price of $0.50 and $0.10 per share respectively, for a period of two years.

Each of the following are being amortized on a straight-line basis over the term of the related debt:
	-	deferred financing costs
	-	the debt discount
	-	the beneficial conversion interest arising from the convertible debt.

6.	SHARE CAPITAL

On May 5, 2006, the Company completed the following private placement of securities:

The Company sold 2,000,000 restricted shares of common stock at a price of $0.05 per share for a total of $100,000.

Further, the Company issued 450,000 restricted shares of common stock, 400,000 warrants with an exercise price of $0.50 per warrant and 300,000 warrants with an exercise price of $0.10 per warrant. Each warrant is convertible into one restricted share of common stock. The exercise period is two years from May 5, 2006. The Company also paid $75,000 in cash. The consideration for the restricted shares of common stock, the warrants and the cash payment was services rendered locating certain purchasers for the Company's convertible notes.

7.	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada for cash consideration of $7,500. The Company did not establish the commercial feasibility of the mineral claim and the staking costs were expensed. Since 2005, the company has been

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

expanding its operations to assist entities in reducing greenhouse gas emissions, primarily in the natural gas pipeline distribution industry. On May 29, 2006, by way of a Director's resolution, the company formally terminated its mineral exploration activities to devote full efforts to the green house gas emissions reduction business.

8.	RELATED PARTY TRANSACTIONS

The Company paid consulting fees to directors, officers and other related parties of the Company in the amount of $42,250 during the three months ended May 31, 2006 and $82,250 during the six months ended May 31, 2006.

During the period, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

As at May 31, 2006, $11,702 is owed to related parties and is included in accounts payable and accrued liabilities.

9.	COMMITMENTS

a)

On January 18, 2006, the Company entered into a corporate support agreement with West Peak Ventures of Canada Limited for fiscal agency services, commencing January 1, 2006 for two years at the rate of $48,000 per year. In addition, the Company granted the agent 1,300,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years.

b)

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

c)

On February 1, 2006, the Company entered into a consulting agreement with Windstone Financial Corp., a privately held company owned by an officer of the Company, for consulting services commencing February 1, 2006 for two years at the rate of $48,000 per year. Under the terms of the agreement, the compensation commenced December 1, 2005 and the Company also agree to grant a yet to be fixed number of incentive stock options at $0.50 per share (not granted as at May31, 2006).

d)

On April 27, 2006, the Company entered an agreement with Arnold R. Hughes to provide us with services as chief financial officer. The fee for providing these services is US$1,500 per month, plus applicable taxes. In addition, Mr. Hughes will be granted options to purchase 200,000 common shares with an exercise price of $0.50 per share. The options vest as follows: 25% immediately, 25% six months later, 25% after 12 months of entering into this agreement, and 25% six months later. Either party may terminate the agreement by providing 30 days written notice to the other party.

e)

On April 27, 2006 the Company entered into an agreement with MCSI Consulting Services Inc. for the provision of certain advisory, administrative and support services for a fee of US$1,500 per month, plus applicable taxes. Additionally, MCSI Capital Corp. is to be granted options to purchase 200,000 common shares with an exercise price of $0.50 per share. The options vest as follows: 25% immediately, 25% six months later, 25% after 12 months of entering into this agreement, and 25% six months later. Either party may terminate the agreement by providing 30 days written notice to the other party.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

May 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

f)

April 27, 2006 the Company entered into an agreement with MCSI Consulting Services Inc. for the sublease of office space at a cost of CDN$800 per month, plus applicable taxes. The sublease is on a month-to-month basis, with one month notice required from either party to end the sublease. MCSI Consulting Services Inc. is owned and controlled by individuals who are not officers, directors, or shareholders of the Company. The Company's Chief Financial Officer, Arnold Hughes, is a senior associate of MCSI Consulting Services Inc.

g)

On June 13, 2006, the Company entered into an agreement effective May 1, 2006 with Sigma Consult bvba ("Service Provider") and James Douglas Frater ("Executive") to provide services of Mr. Frater as Managing Director and Chief Executive Officer of the Company, as well as office premises for the Company in Brussels, Belgium. The fees for providing these services are as follows:

* Base compensation of 6,500 Euros per month
* Office rent of 1,200 Euros per month
* A one-time payment on signing of the agreement of 10,000 Euros to the Service Provider for miscellaneous joining and set-up costs
* An annual performance bonus of 1% of net profit, as determined by the Company's audited financial statements
*

In addition, the Service Provider will be granted the right to buy from the treasury shares of the Company as follows: Total of 4,250,000 shares at $0.00001 per share vesting in six month intervals with the first portion exercisable after October 31, 2006 followed by 1,062,500 further shares every six months thereafter until 4,250,000 has been purchased

The agreement may be terminated upon provision of six months notice by the Company or 30 days notice by the Service Provider.

10.	SUBSEQUENT EVENT

On June 7, 2006, the Company completed the following private placement of securities.

The Company issued 1,000,000 units at a price of $0.50 per unit for a total $500,000. The Company issued a further 94,000 units in consideration of services rendered in locating certain purchasers of its common stock in this private placement. Each unit consisted of one restricted share of common stock and one warrant. Two warrants are convertible into one restricted share of common stock upon payment of the exercise price of $0.75. The warrants expire on June 7, 2008.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

Overview

Greenhouse Gas (GHG) is a term used to describe gases harmful to the environment when emitted into the atmosphere. The Company's objective is the application of our solutions, technologies and services to reduce GHG emissions from oil and gas facilities. We specifically target emissions reduction projects in the oil and gas, production, processing and pipeline transportation sector, mainly for companies and operators with aging facilities.

Emission reduction projects produce three significant benefits, namely:

Loss reduction financial benefits whereby reducing methane gas operational leakage increases sales revenues for the oil and gas operating company
Sustained methane gas emission reductions into the atmosphere. Methane is one of the largest contributors to global warming and a key target for greenhouse gas reduction.
Global Carbon Credits. The reduction in methane emissions has a financial value which can be traded as a Carbon Credit and emissions allowance to other companies or countries.

Plan of Operation

We acquired the assets, know-how, experience and proprietary methodologies of Sealweld International, including service contracts with their key employees. As part of the assets of Sealweld International we acquired a service contract to carry out a project in Central Asia led by the United States Environmental Protection Agency - Methane to Markets Program.

Since December 2005, we have invested in business development, sales and marketing activities and are presently negotiating contracts with government owned oil and gas companies in Central Asia and Central / Latin America.

The Company's milestones are as follows:

For the fiscal year ending November 30, 2006

Recruit experienced President and CEO familiar with targeted oil and gas industry, global customers and general management processes.

Recruit experienced Vice President Marketing and Technology familiar with large project sales and operations and bringing new technologies and solution sets to market.

Develop a strategy and business plan for GGS identifying target opportunities, required skills, processes and technologies, and unique competitive value

Register Global Green Solutions Ltd. in England (UK) as a wholly owned subsidiary of Global Green Solutions Inc.

Establish an office in London, UK to provide business development, marketing and operational support for UK government sponsored projects.

Establish an office in Brussels, Belgium to provide business development and marketing for European Union (EU) sponsored programs.

Establish an office in the San Diego, California, USA to provide business development and marketing for US and the State of California sponsored programs.

Complete Phase I demonstration project in Central Asia funded under an International Utility Efficiency Partnership, US Methane to Markets Program grant. Grant was provided to study greenhouse gas measurement and reduction on natural gas high pressure pipeline transportation systems.

Sign Memorandum of Understanding with state owned Oil and Gas Companies in Central/Latin America for the joint development of feasibility studies and pilot projects to implement greenhouse gas emissions reduction projects in oil and gas facilities and pipelines. Projects implemented under the US Methane to Markets Program or other global mechanisms.

Secure funding grant from the International Energy Utilities Partnership, US Methane to Markets Program or other global mechanism to study greenhouse gas measurement and reduction across expanded sections of Central/Latin America natural gas high pressure pipeline transportation systems.

Evaluate latest generation of gas emission detection and measurement technologies for possible acquisition, licensing or alliance partnering.

For the fiscal year ending November 30, 2007

Secure Phase II funding grant from International Utility Efficiency Partnership, US Methane to Markets Program or other global mechanisms, to carry out studies of potential greenhouse gas emission reductions across expanded sections of Central Asian natural gas high pressure pipeline transportation systems.

Commence implementation of the Phase II Central Asian project funded under an International Utility Efficiency Partnership, US Methane to Markets Program or other global mechanism. Project to implement greenhouse gas measurement and reduction across expanded sections of central Asian natural gas high pressure pipeline transportation systems.

Determine commercial viability of CO2 bio sequestration technology.

Explore the development of a consortium of strategic alliance partners related to carbon storage and gas emissions re-injection for oil and gas reservoirs.

Explore feasibility of Carbon Development Mechanism projects in Central Africa related to the GHG emissions reduction in the oil and gas industry.

Results of Operations

Three months ended May 31, 2006 compared to the three months ended May 31, 2005.

Revenues

Apart from one project funding of $152,000 from the International Energy Utilities Partnership, US Methane to Markets Program, we have not generated any revenues and have achieved losses since inception. We currently rely on sale of securities and loan instruments to fund operations. To become profitable and competitive, we must generate revenue from our greenhouse gas emissions reduction operations.

Expenses

Expenses for the current quarter increased by $924,401 over the same quarter in the previous year. This increase resulted primarily from the following:

-	Project development expenses as the Company pursued contracts to reduce greenhouse gas emissions with companies in a variety of countries - $223,689
-	Consulting fees paid in support of the Company's expanded scope of operations - $59,108
-

Finders' fees - the estimated fair value of common stock, warrants and cash issued and paid in consideration of services rendered locating certain purchasers for the Company's convertible notes and for facilitating the acquisition of the assets, know-how, experience and proprietary methodologies of Sealweld International - $180,097

-	Interest and bank charges, mainly resulting from amortization of the debt discount and the beneficial conversion interest arising from the convertible debt - $107,714 increase
-	Professional fees mainly related to regulatory filings, drafting of various consulting agreements, and the issuance of convertible debt - $83,569 increase
-	Project development expenses as the Company expanded its international operations in pursuit of contracts to reduce greenhouse gas emissions - $223,689
-	Stock-based compensation which is the estimated value of common stock purchase options granted to various consultants and service providers - $253,956

Liquidity and Capital Resources

As of May 31, 2006, the Company had total assets of $2,145,802, total liabilities of $249,928, and a deficit of $1,095,532. This compares to total assets of $51,687, total liabilities of $436, and a deficit of $50,799 at May 31, 2005.

Cash and Working Capital

The Company had cash of $1,354,428 as of May 31, 2006, compared to cash of $61,202 as of February 28, 2006, and $51,687 as of May 31, 2005. The Company had working capital of $1,893,216 as of May 31, 2006, compared to a working capital deficiency of $215,964 as of February 28, 2006, and working capital of $51,251 as of May 31, 2005.

Under our current business plan, we will not require additional financing this fiscal year.

Cash Used in Operating Activities

Cash used in operating activities increased to $271,768 for the three months ended May 31, 2006 compared to $9,736 for the three months ended May 31, 2005. This increase is mostly attributable to the increased scope of work in pursuit of contracts for the reduction of greenhouse gas emissions. The cash used in operating activities came primarily from convertible debt and equity sales of our common shares.

Investing Activities

Cash used in investing activities decreased to $1,882 for the three months ended May 31, 2006 compared to $4,378 for the three months ended May 31, 2005. Cash used in investing activities was to acquire computer equipment.

Financing Activities

Cash provided by financing activities increased to $1,566,876 for the three months ended May 31, 2006 compared to $nil for the three months ended May 31, 2005. Cash provided by financing activities resulted from convertible debt, share issuances and stock subscriptions, less related Finder's fees of $75,000 paid in cash. Cash was also used to repay amounts due to a shareholder totaling $223,124.

Until we secure revenue-generating contracts for the reduction of greenhouse gas emissions, we anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations.

During the quarter ended May 31, 2006, the Company issued a total of $1,500,000 in convertible notes. The convertible debentures, with principal and accrued interest at 8% per year are convertible into common stock at the option of the holder. The notes mature on May 5, 2007. On May 3, 2006, the Company issued 2,000,000 common shares for total proceeds of $100,000.

On June 7, 2006, the Company issued 1,000,000 units at a price of $0.50 per unit for a total $500,000. The Company issued a further 94,000 units as finders' fees in this private placement. As at May 31, 2006, the Company had received $265,000 of subscriptions for this unit offering. The units were priced at $0.50 each. Each unit consisted of one restricted share of common stock and one warrant. Two warrants are convertible into one restricted share of common stock upon payment of the exercise price of $0.75. The warrants expire on June 7, 2008.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raises substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
  On May 5, 2006, we completed the following private placements of securities.

  We issued Convertible Notes in the aggregate amount of $750,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Convertible Notes were 700,000 Class A Warrants and 700,000 Class B Warrants. Each Class A Warrant is convertible into one share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the Convertible Notes are convertible into one restricted share of common stock at the lesser of (i) $0.75 advanced or (ii) seventy percent (70%) of the average five closing bid prices of our common stock as reported by Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price is $0.19. Conversion of the Convertible Notes does not affect the Class A Warrants and Class B Warrants. There were a total of three purchasers.

  We sold to Pinetree Resource Partnership, Sheldon Inwentash and Pasquale Di Capo, all of Ontario, Canada, 2,000,000 restricted shares of common stock at a price of $0.05 per share for a total $100,000.

We issued PowerOne Capital Markets Limited, Toronto, Ontario, Canada, 450,000 restricted shares of common stock and 200,000 warrants with an exercise price of $0.50 per warrant. Each warrant is convertible into one restricted share of common stock. The exercise period is two years from May 5, 2006. The consideration for the restricted shares of common stock and the warrants was services rendered by PowerOne Capital Markets Limited in locating certain purchasers for our Convertible Notes.

We issued West Hastings Limited, 300,000 warrants with an exercise price of $0.10 per warrant. Each warrant is convertible into one restricted share of common stock. The exercise period is two years from May 5, 2006. We also issued to West Hastings Limited, 200,000 warrants with an exercise price of $0.50 per warrant. Each warrant is convertible into one restricted share of common stock. The exercise period is two years from May 5, 2006. We also paid West Hastings Limited $75,000 in cash. The consideration for the cash and warrants was services rendered by West Hastings Limited in locating certain purchasers of our Convertible Notes.

For the foregoing transactions, we relied on Reg. S of the Securities Act of 1933. Each purchaser was a non-U.S. person as described in Reg. S and each transaction took place outside the United States of America.
  On May 5, 2006, we completed the following private placements of securities.

  We issued Convertible Notes in the aggregate amount of $750,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Convertible Notes were 700,000 Class A Warrants and 700,000 Class B Warrants. Each Class A Warrant is convertible into one restricted share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the Convertible Notes are convertible into one restricted share of common stock at the lesser of (i) $0.75 advanced or (ii) seventy percent (70%) of the average five closing bid prices of our common stock as reported by Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price is $0.19. Conversion of the Convertible Notes does not affect the Class A Warrants and Class B Warrants. The notes, Class A Warrants and Class B Warrants were sold outside of the United States of America to three non-U.S. persons. Each of the purchasers was an accredited investor. We relied upon the exemption from registration contained in Reg. 506 of the Securities Act of 1933. A Form D was filed with the SEC.

  On June 7, 2006, we completed the following private placement of securities.

  We issued 1,000,000 units at a price of $0.50 per unit for a total $500,000. We issued a further 94,000 units in consideration of services rendered in locating certain purchasers of our common stock in this private placement. Each unit consisted of one restricted share of common stock and one warrant. Two warrants are convertible into one restricted share of common stock upon payment of the exercise price of $0.75. The warrants expire on June 7, 2008.

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

Since completing our public offering, we have spent the proceeds as follows:

Gross proceeds	$102,000
Offering expenses	$25,106
Phase I Exploration	$20,000
Professional Fees	$28,638
Interest & Bank Charges	$413
Foreign Exchange	$429
Mail	$80
Stationary	$209
Accounting	$10,175
Office Equipment	$928
Regulatory Filings	$919
Transfer Agent	$2,379

From the proceeds, we spent $2,297 on travel and $10,427 for miscellaneous office expenses. The foregoing were changes in the use of proceeds described in the registration statement.

On May 29, 2006, we formally terminated our mineral exploration program in order to devote full efforts to our business of greenhouse gas emissions reduction.

ITEM 6.     EXHIBITS.

The following exhibits are incorporated by reference form the Company's Form SB-2 registration statement, SEC File No. 333-hereto:

Exhibit No.	Document Description
10.1

Agreement entered into on April 27, 2006 with Arnold R. Hughes (herein incorporated by reference from the Company's report on Form SB-2 dated June 19, 2006 and filed with the Securities and Exchange Commission on June 19, 2006).

10.2

First agreement entered into on April 27, 2006 with MCSI Consulting Services Inc. (herein incorporated by reference from the Company's report on Form SB-2 dated June 19, 2006 and filed with the Securities and Exchange Commission on June 19, 2006).

10.3

Second agreement entered into on April 27, 2006 with MCSI Consulting Services Inc. (herein incorporated by reference from the Company's report on Form SB-2 dated June 19, 2006 and filed with the Securities and Exchange Commission on June 19, 2006).

10.4

Agreement entered into on June 13, 2006, effective May 1, 2006, with Sigma Consult bvba and James Douglas Frater (herein incorporated by reference from the Company's report on Form SB-2 dated June 19, 2006 and filed with the Securities and Exchange Commission on June 19, 2006).

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of July, 2006.

GLOBAL GREEN SOLUTIONS INC.

BY:	JAMES D. FRATER
James Douglas Frater
President and Principal Executive Officer

BY:	ARNOLD R. HUGHES
Arnold R. Hughes
Chief Financial Officer