Form 10QSB
period 2006-08-31
GLOBAL GREEN SOLUTIONS INC.
filed 2006-10-16
CIK 1277576

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [   ]

The Registrant is a Shell company.     Yes [   ]   No [X]

As of October 16, 2006, the Company had 30,234,371 shares of common stock outstanding.

============================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     Financial Statements

GLOBAL GREEN SOLUTIONS INC.
 (formerly High Grade Mining Corporation)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	August 31	November 30
	2006	2005
ASSETS

Current
Cash	$1,222,519	$23,173
Accounts receivable	9,558	-
Prepaid expenses	12,900	-
Deferred financing costs	571,355	-
	1,816,332	23,173
Intangible Asset	100	-
Computer equipment	2,426	-

	$1,818,858	$23,173

LIABILITIES

Current
Accounts payable and accrued liabilities	$61,911	$11,112

Convertible Notes (Note 5, 10)	553,374	-

	615,285	11,112

STOCKHOLDERS' EQUITY

Share Capital (Notes 6, 10)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
27,774,000 Common shares	278	240

Warrants	1,155,520	-
Additional Paid In Capital	2,223,316	101,810
Accumulated Deficit	(2,175,541)	(89,989)
	1,203,573	12,061

	$1,818,858	$23,173

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
 (formerly High Grade Mining Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 10, 2003
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	AUGUST 31		AUGUST 31		AUGUST31
	2006	2005	2006	2005	2006

Revenue	$-	$-	$152,000	$-	$152,000

Expenses
Consulting fees	109,416	-	208,524	-	211,524
Exploration expenditures	-	-	-	-	20,000
Finders' fees	196,548	-	376,645	-	376,645
Interest and bank charges	357,711	60	465,713	315	466,079
Mineral claim payment	-	-	-	-	7,500
Office and sundry	26,415	2,270	50,036	7,925	61,699
Professional fees	63,167	22,549	159,758	31,646	207,218
Project development expenses	174,044	-	570,212	-	570,212
Stock-based compensation	152,708	-	406,664	-	406,664

	1,080,009	24,879	2,237,552	39,886	2,327,541

Net Loss For The Period	$(1,080,009)	$(24,879)	$(2,085,552)	$(39,886)	$(2,175,541)

Basic And Diluted Loss Per Share	$(0.04)	$(0.00)	$(0.08)	$(0.00)	-

Weighted Average Number Of Common Shares Outstanding	27,702,652	24,080,000	25,587,971	23,558,832	-

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION
	August 31		August 31		JUNE 10, 2003 to
	2006	2005	2006	2005	AUGUST 31, 2006
Cash Used In Operating Activities
Net loss for the period	$(1,080,009)	$(24,879)	$(2,085,552)	$(39,886)	$(2,175,541)
Changes In Non-Cash Operating Working capital Items
Amortization of deferred finance charges	196,548	-	376,645	-	376,645
Amortization of debt discount arising from valuation of warrants	143,630	-	185,329	-	185,329
Amortization of beneficial conversion interest arising from convertible debt	205,720	-	265,445	-	265,445
Depreciation	167	-	1,887	-	1,887
Stock-based compensation	152,708	-	406,664	-	406,664
Accounts receivable	6,287	-	(9,558)	-	(9,558)
Prepaid expenses	(7,932)	-	(12,900)	-	(12,900)
Accounts payable and accrued liabilities	16,007	2,000	50,799	(9,894)	61,911
	(366,874)	(22,879)	(821,241)	(49,780)	(900,118)
Cash Flows Used By Investing Activities
Purchase of intangible asset	-	-	(100)	-	(100)
Computer and office equipment	(35)	-	(4,313)	-	(4,313)
	(35)	-	(4,413)	-	(4,413)
Cash Flows From Financing Activities
Issue of share capital	500,000	-	600,000	63,500	702,050
Stock subscriptions	(265,000)	-	-	-	-
Proceeds from convertible notes	-	-	1,500,000	-	1,500,000
Finders' fees	-	-	(75,000)		(75,000)
Loan payable	-	-	-	(1,777)	-
Amounts due to shareholder	-	-	-	(21,750)	-
	235,000	-	2,025,000	39,973	2,127,050

Increase (Decrease) In Cash	(131,909)	(22,879)	1,199,346	(9,807)	1,222,519

Cash, Beginning Of Period	1,354,428	51,687	23,173	38,615	-

Cash, End Of Period	$1,222,519	$28,808	$1,222,519	$28,808	$1,222,519

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
 (formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM INCEPTION, JUNE 10, 2003 TO August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

	Number of		Additional
	Common	Par	paid in	Subscriptions		Accumulated
	Shares	Value	capital	Received	Warrants	Deficit	TOTAL

Shares issued for cash at $0.00001	20,000,000	$200	$(150)	$-	$-	$-	$50
Loss for the period	-	-	-	-	-	(22,678)	(22,678)
Balance, November 30, 2003	20,000,000	200	(150)	-	-	(22,678)	(22,628)
Subscriptions received	-	-	-	38,500	-	-	38,500
Net loss for the year	-	-	-	-	-	(13,114)	(13,114)
Balance, November 30, 2004	20,000,000	200	(150)	38,500	-	(35,792)	2,758
Shares issued for cash at $0.10 on January 5, 2005	4,080,000	40	101,960	(38,500)	-	-	63,500
Net loss for the year	-	-	-	-	-	(54,197)	(54,197)
Balance, November 30, 2005	24,080,000	240	101,810	-	-	(89,989)	12,061
Shares issued as finders' fees on April 3, 2006	150,000	2	119,998	-	-	-	120,000
Shares issued for cash at $0.05 on May 3, 2006	2,000,000	20	99,980	-	-	-	100,000
Shares issued as finder's fees in connection with convertible debt on May 3, 2006	450,000	5	323,995	-	-	-	324,000
Fair value of warrants issued as finders' fees in connection with convertible debt on May 5, 2006	-	-		-	429,000	-	429,000
Stock-based compensation	-	-	406,663	-	-	-	406,663
Beneficial conversion interest arising from convertible debt	-	-	822,881	-	-	-	822,881
Fair value of warrants issued in connection with convertible debt	-	-		-	574,520	-	574,520
Shares and fair value of warrants issued for cash at $0.50, net of share issuance costs of $47,000 on June 7, 2006	1,000,000	10	313,990	-	139,000	-	453,000
Shares and fair value of warrants issued as finders' fees on June 7, 2006	94,000	1	33,999	-	13,000	-	47,000
Net loss for the period	-	-	-	-	-	(2,085,552)	(2,085,552)
Balance, August 31, 2006	27,774,000	$278	$2,223,316	$-	$1,155,520	$(2,175,541)	$1,203,573

The accompanying notes are an integral part of these financial statements

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements as of August 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the November 30, 2005 audited financial statements and notes thereto.

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

Further, a finder's fee of 150,000 common shares from treasury was issued in connection with this agreement on April 3, 2006.

4.	COMPUTER EQUIPMENT

		Cost	Accumulated Amortization	Net Book Value
	Computer Equipment	$4,313	$1,887	$2,426

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2006
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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (Continued)

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

On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada for cash consideration of $7,500. The Company did not establish the commercial feasibility of the mineral claim and the staking costs were expensed. Since 2005, the company has been expanding its operations to assist entities in reducing greenhouse gas emissions, primarily in the natural gas pipeline distribution industry. On May 29, 2006, by way of a Director's resolution, the company formally terminated its mineral exploration activities to devote full efforts to the green house gas emissions reduction business.

8.	RELATED PARTY TRANSACTIONS

The Company paid consulting fees to directors, officers and other related parties of the Company in the amount of $31,500 during the three months ended August 31, 2006 and $113,750 during the nine months ended August 31, 2006.

During the period, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

As at August 31, 2006, $11,702 is owing to related parties and is included in accounts payable and accrued liabilities.

9.	COMMITMENTS

a)

On January 18, 2006, the Company entered into a corporate support agreement with West Peak Ventures of Canada Limited for fiscal agency services, commencing January 1, 2006 for two years at the rate of $48,000 per year. In addition, the Company granted the agent 1,300,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years.

b)

On February 1, 2006, the Company entered into a consulting agreement with Woodburn Holdings Ltd., a privately held company owned by the Company's corporate secretary, for consulting services commencing February 1, 2006 for two years at the rate of $30,000 per year. In addition, the Company granted the consultant 675,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS (Continued)

c)

On February 1, 2006, the Company entered into a consulting agreement with Windstone Financial Corp., a privately held company owned by an officer of the Company, for consulting services commencing February 1, 2006 for two years at the rate of $48,000 per year. Under the terms of the agreement, the compensation commenced December 1, 2005 and the Company also agree to grant a yet to be fixed number of incentive stock options at $0.50 per share (not granted as at August 31, 2006). See Note 10, Subsequent Events.

d)

On April 27, 2006, the Company entered an agreement with Arnold R. Hughes to provide services as chief financial officer. The fee for providing these services is US$1,500 per month, plus applicable taxes. In addition, Mr. Hughes will be granted options to purchase 200,000 common shares with an exercise price of $0.50 per share. The options vest as follows: 25% immediately, 25% six months later, 25% after 12 months of entering into this agreement, and 25% six months later. Either party may terminate the agreement by providing 30 days written notice to the other party.

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

On August 1, 2006 by mutual agreement, the Company and MCSI terminated their agreement, effective August 31, 2006. MCSI was granted early vesting of its second 50,000 options, which had otherwise been due to vest on October 27, 2006. MCSI's entitlement to the remaining 100,000 unvested options was cancelled. The 100,000 vested options now expire on August 1, 2007. On August 31, 2006 MCSI was paid a final advisory fee of $6,000 plus applicable taxes.

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

On August 31, 2006 by mutual agreement, the Company and MCSI terminated their agreement. On the same date, the Company entered into a further agreement with MCSI for sublease of the same office space plus one additional office for the months of September and October 2006 at a cost of CDN$1,000 per month, plus disbursements and applicable taxes. The agreement terminates on October 31, 2006.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS (Continued)

g)

On June 13, 2006, the Company entered into an agreement effective May 1, 2006 with Sigma Consult bvba ("Service Provider") and James Douglas Frater ("Executive") to provide services of Mr. Frater as Managing Director and Chief Executive Officer of the Company, as well as office premises for the Company in Brussels, Belgium. The fees for providing these services are as follows:

		-	Base compensation of 6,500 Euros per month
		-	Office rent of 1,200 Euros per month
		-	A one-time payment on signing of the agreement of 10,000 Euros to the Service Provider for miscellaneous joining and set-up costs
		-	An annual performance bonus of 1% of net profit, as determined by the Company's audited financial statements
-

In addition, the Service Provider will be granted the right to buy from the treasury shares of the Company as follows: Total of 4,250,000 shares at $0.00001 per share vesting in six month intervals with the first portion exercisable after October 31, 2006 followed by 1,062,500 further shares every six months thereafter until 4,250,000 has been purchased

The agreement may be terminated upon provision of six months notice by the Company or 30 days notice by the Service Provider.

10.	SUBSEQUENT EVENTS

Share Capital

	i.	On September 28, 2006, certain noteholders converted portions of their promissory notes totalling $150,000 plus interest of $4,800 into 320,496 shares of common stock.

	ii.	On September 29, 2006, the Company completed the following private placement of securities.

The Company issued 400,000 units at a price of $0.50 per unit for a total $200,000. The Company issued a further 20,000 units and paid $10,000 in cash in consideration of services rendered in locating the purchasers of its units in this private placement. Each unit consisted of one restricted share of common stock and one warrant. Two warrants are convertible into one restricted share of common stock upon payment of the exercise price of $0.75. The warrants expire on September 29, 2008.

	iii.	On October 4, 2006, certain noteholders converted portions of their promissory notes totalling $562,500 plus interest of $18,247 into 1,091,628 shares of common stock.

	iv.	On October 4, 2006, a warrant holder exercised its warrants and was issued 264,371 shares of common stock. The exercise was cashless.

	v.	On October 6, 2006, a noteholder converted a portion of its promissory note in the amount of $187,500 plus interest of $6,082 into 363,876 shares of common stock.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

August 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

10.	SUBSEQUENT EVENTS (Continued)

Commitments

i.

On September 1, 2006, the Company and Windstone Financial Corp. amended their consulting agreement. By mutual agreement and effective October 2006, the monthly base compensation paid to Windstone was adjusted from $4,000 to $2,500. All other terms of the agreement remain in full force and effect.

ii.

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc., and West Peak Ventures of Canada Limited. Under the agreement, Valcent and Global Green Solutions Inc. will jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The agreement is to be the basis for a contract between Global Green and Valcent which will be the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational by July 2007. The pilot plant has an estimated cost of $2,500,000, which is to be provided by Global Green Solutions Inc. The Company expects to raise these funds through the sale of securities and loan instruments.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

Overview

Greenhouse Gas (GHG) is a term used to describe gases harmful to the environment when emitted into the atmosphere. The Company's objective is the application of our solutions, technologies and services to reduce GHG emissions from oil and gas facilities and the development of projects designed for the production of bio-fuels and the sequestration of CO2. With regard to oil and gas facilities, we specifically target emissions reduction projects in the oil and gas, production, processing and pipeline transportation sector, mainly for companies and operators with aging facilities.

Emission reduction projects produce three significant benefits, namely:

-	Loss reduction financial benefits whereby reducing methane gas operational leakage increases sales revenues for the oil and gas operating company
-	Sustained methane gas emission reductions into the atmosphere. Methane is one of the largest contributors to global warming and a key target for greenhouse gas reduction.
-	Global Carbon Credits. The reduction in methane emissions has a financial value which can be traded as a Carbon Credit and emissions allowance to other companies or countries.

Plan of Operation

We acquired the assets, know-how, experience and proprietary methodologies of Sealweld International, including service contracts with their key employees. As part of the assets of Sealweld International we acquired a service contract to carry out a project in the Ukraine led by the United States Environmental Protection Agency - Methane to Markets Program.

Since December 2005, we have invested in business development, sales and marketing activities and are presently negotiating contracts with government owned oil and gas companies in Europe, Central Asia and Latin America.

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc., and West Peak Ventures of Canada Limited. Under the agreement, Valcent and Global Green Solutions Inc. will jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The agreement is to be the basis for a contract between Global Green and Valcent which will be the governing document for the new venture. This technology broadens the Company's approach to mitigating greenhouse gases. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational by July 2007. The pilot plant has an estimated cost of $2,500,000, which is to be provided by Global Green Solutions Inc. The Company expects to raise these funds through the sale of securities and loan instruments.

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

Complete Phase I demonstration project in the Ukraine funded under an International Utility Efficiency Partnership, US Methane to Markets Program grant. Grant was provided to study greenhouse gas measurement and reduction on natural gas high pressure pipeline transportation systems.

Sign Memorandum of Understanding with state owned Oil and Gas Companies in Latin America for the joint development of feasibility studies and pilot projects to implement greenhouse gas emissions reduction projects in oil and gas facilities and pipelines. Projects implemented under the US Methane to Markets Program or other global mechanisms.

Secure funding grant from the International Energy Utilities Partnership, US Methane to Markets Program or other global mechanism to study greenhouse gas measurement and reduction across expanded sections of Latin American natural gas high pressure pipeline transportation systems.

Evaluate latest generation of gas emission detection and measurement technologies for possible acquisition, licensing or alliance partnering.

For the fiscal year ending November 30, 2007

Secure Phase II funding grant from International Utility Efficiency Partnership, US Methane to Markets Program or other global mechanisms, to carry out studies of potential greenhouse gas emission reductions across expanded sections of natural gas, high pressure, pipeline transportation systems in Europe and Central Asia.

Commence implementation of the Phase II Ukraine project funded under an International Utility Efficiency Partnership, US Methane to Markets Program or other global mechanism. Project to implement greenhouse gas measurement and reduction across expanded sections of Ukraine natural gas, high pressure, pipeline transportation systems.

Determine commercial viability of CO2 bio sequestration technology.

Determine commercial viability of a unique combustion technology utilizing agricultural waste to generate steam, targeting heavy oil companies.

Explore the development of a consortium of strategic alliance partners related to carbon storage and gas emissions re-injection for oil and gas reservoirs.

Explore feasibility of Carbon Development Mechanism projects in Southern Africa related to the GHG emissions reduction in the oil and gas industry.

Results of Operations

Revenues

No revenue was generated in the quarter ended August 31, either in 2006 or 2005. In the nine months since the previous year end, November 30, 2005, the Company received $152,000 to complete a demonstration project in the Ukraine, funded under an International Utility Efficiency Partnership, US Methane to Markets Program grant. The grant was provided to study greenhouse gas measurement and reduction on natural gas high pressure pipeline transportation systems.

We currently rely on the sale of securities and loan instruments to fund operations. To become profitable and competitive, we must generate revenue from our greenhouse gas emissions reduction operations and other greenhouse gas initiatives.

Expenses

Expenses for the current quarter increased by $1,055,130 over the same quarter in the previous year. This increase resulted primarily from the following:

-	Project development expenses as the Company expanded its international operations in pursuit of contracts to reduce greenhouse gas emissions - $174,044
-	Consulting fees paid in support of the Company's expanded scope of operations - $109,416
-

Finders' fees - the estimated fair value of common stock, warrants and cash issued and paid in consideration of services rendered locating certain purchasers for the Company's common shares and convertible notes and for facilitating the acquisition of the assets, know-how, experience and proprietary methodologies of Sealweld International - $196,548

-	Interest and bank charges, mainly interest expense resulting from amortization of the debt discount and the beneficial conversion interest arising from the convertible debt - $357,651 increase
-	Professional fees mainly related to regulatory filings, drafting of various consulting agreements, and the issuance of convertible debt - $40,618 increase

-	Stock-based compensation which is the estimated value of common stock purchase options granted to various consultants and service providers - $152,708

Expenses in the nine month period since the November 30, 2005 year end relate mainly to the Company's efforts to establish contracts to reduce greenhouse gas emissions, primarily in the oil and gas, production, processing and pipeline transportation sector. Along with those efforts, the Company has increased its business development initiatives to establish related operations, an example of which is the agreement with Valcent Products Inc., et al, referred to in the Plan of Operation section above.

Liquidity and Capital Resources

As of August 31, 2006, the Company had total assets of $1,818,858, total liabilities of $615,285, and a deficit of $2,175,541. This compares to total assets of $28,808, total liabilities of $2,436, and a deficit of $75,678 at August 31, 2005 and total assets of $23,173, total liabilities of $11,112 and a deficit of $89,989 at the previous year end, November 30, 2005. The change in assets and liabilities since August 31, 2005 and the November 30, 2005 year end are primarily due to financings that the company undertook, issuing both convertible debt and equity.

Cash and Working Capital

The Company had cash of $1,222,519 as of August 31, 2006, compared to cash of $1,354,428 as of May 31, 2006, the end of the previous quarter. It had cash of $28,808 as of August 31, 2005, and $23,173 as of November 30, 2005, the prior year end. The Company had working capital of $1,201,047 as of August 31, 2006, compared to $1,893,216 at the end of the previous quarter, $12,061 at the end of the previous year, and $26,372 as of August 31, 2005. The decrease in working capital in the current quarter ($692,000) is primarily a result of cash used in operations ($367,000), amortization of debt discount, beneficial conversion interest arising from convertible debt, and deferred financing fees ($546,000), offset by cash received for share capital issued ($235,000).

Under our current business plan, we will not require additional financing this fiscal year to fund ongoing business efforts that specifically target emissions reduction projects in the oil and gas, production, processing and pipeline transportation sector. Additional financing of approximately $2,500,000 will be required before the end of 2006 to fund the pilot project being built as part of the Company's agreement with Valcent Products Inc., et al, as described in the Plan of Operation section above.

Cash Used in Operating Activities

Cash used in operating activities increased to $366,874 for the three months ended August 31, 2006 and $821,241 for the nine months ended August 31, 2006, compared to $12,985 for the three months ended August, 2005 and $54,979 for the year ended November 30, 2005. These changes are attributable to the vastly increased scope of work, on a year over year basis, in pursuit of contracts for the reduction of greenhouse gas emissions. The cash used in operating activities came primarily from convertible debt and equity sales of our common shares.

Investing Activities

Cash used in investing activities was effectively nil for the three months ended August 31, 2006 compared to nil for the three months ended August 31, 2005 and nil for the year ended November 30, 2005. For the nine months ended August 31, 2006, cash used in investing activities was $4,413, for computers and office equipment.

Financing Activities

Cash provided by financing activities was $235,000 for the three months ended August 31, 2006 compared to $nil for the three months ended August 31, 2005 and $39,537 for the year ended November 30, 2005.. Cash provided by financing activities in 2006 resulted from convertible debt, share issuances and stock subscriptions, less related Finder's fees of $75,000 paid in cash. Cash was also used to repay amounts due to a shareholder totaling $223,124.

Until we secure revenue-generating contracts for the reduction of greenhouse gas emissions, we anticipate continuing to rely on equity sales of our common stock or issuance of debt in order to continue to fund our business operations.

On May 5, 2006, the Company issued a total of $1,500,000 in convertible notes. The convertible debentures, with principal and accrued interest at 8% per year are convertible into common stock at the option of the holder. The notes mature on May 5, 2007. On May 3, 2006, the Company issued 2,000,000 common shares for total proceeds of $100,000.

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

On September 29, 2006, the Company issued 400,000 units at a price of $0.50 per unit for a total $200,000. The Company issued a further 20,000 units and paid $10,000 in cash in consideration of services rendered in locating the purchasers of its units in this private placement. Each unit consisted of one restricted share of common stock and one warrant. Two warrants are convertible into one restricted share of common stock upon payment of the exercise price of $0.75. The warrants expire on September 29, 2008.

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

1.     On May 5, 2006, we completed the following private placements of securities.

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

2.     On May 5, 2006, we completed the following private placements of securities.

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

3.     On June 7, 2006, we completed the following private placement of securities.

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

4.     On September 28, 2006, Alpha Capital converted its promissory note in the amount of $50,000 plus interest of $1,600 into 106,832 shares of common stock. On September 28, 2006, Platinum Partners Value Arbitrage Fund LP converted its promissory note in the amount of $50,000 plus interest of $1,600 into106,832 shares of common stock. On September 28, 2006, Monarch Capital converted its promissory note in the amount of $50,000 plus interest of $1,600 into 106,832 shares of common stock.

5.     On September 29, 2006 we sold 400,000 units to two investors in consideration of $200,000. Each unit was comprised on one share of common stock and one warrant to acquire an additional share of common stock. The exercise of two warrants and the payment of $0.75 will allow the holder to acquire one share of common stock. The warrants expire on September 29, 2008.

6.     On September 29, 2006 we paid Bolder Investment Partners Ltd. $10,000 and issued it 20,000 units. Each unit was comprised on one share of common stock and one warrant to acquire an additional share of common stock. The exercise of two warrants and the payment of $0.75 will allow Bolder Investment Partners Ltd. to acquire one share of common stock. The warrants expire on September 29, 2008. The $10,000 fee and the 20,000 units were paid to Bolder Investment Partners as compensation for introducing us to the two investors that acquired the 400,000 units.

7.     On October 4, 2006, Sheldon Inwentash converted his promissory note in the amount of $187,500 plus interest of $6,082.19 into 363,876 shares of common stock. On October 4, 2006, Pinetree Resources Partnership converted its promissory note in the amount of $187,500 plus interest of $6,082.19 into 363,876 shares of common stock. On October 4, 2006, Pasquale Di Capo converted his promissory note in the amount of $187,500 plus interest of $6,082.19 into 363,876 shares of common stock.

8.     On October 4, 2006, West Hastings Limited exercised its warrants and was issued 264,371 shares of common stock. The exercise was cashless.

9.     On October 6, 2006, Pinetree Resources Partnership converted its promissory note in the amount of $187,500 plus interest of $6,082.19 into 363,876 shares of common stock.

10.     On May 29, 2006, we formally terminated our mineral exploration program in order to devote full efforts to our business of greenhouse gas emissions reduction.

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

The following Exhibits are attached hereto:

Exhibit No.	Document Description
10.1	Amendment to Consulting Agreement with Windstone Financial Corp.
10.2	Office Sublease Agreement between MCSI Consulting Services Inc.
10.3	Consulting Agreement with MCSI Consulting Services Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of October, 2006.

GLOBAL GREEN SOLUTIONS INC.

BY:	JAMES D. FRATER
James Douglas Frater
President and Principal Executive Officer

BY:	ARNOLD R. HUGHES
Arnold R. Hughes
Chief Financial Officer