Form 10KSB
period 2006-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2007-03-16
CIK 1277576

========================================================================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission file number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corp.)
(Exact name of registrant as specified in its charter)

Nevada
State or other jurisdiction of incorporation or organization

N/A
(IRS Employer Identification No.)

789 West Pender Street
Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 408-0153
Toll Free (866) 408-0153
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

=======================================================================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant is a Shell corporation. YES [ ] NO [X]

State issuer’s revenues for its most recent fiscal year November 30, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2007: $19,937,510.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 28, 2007: 34,942,544.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words “believe,” “expect,” “anticipate” or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

     The Company was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada. The Company did not establish the commercial feasibility of the mineral claim and since 2005 has been increasing its operations in the Green Energy market sector with a portfolio of eco-technology solutions and services including:

  greenhouse gas emissions reduction in the high pressure natural gas transportation industry in developing countries;

  renewable energy utilizing wood and agricultural waste biomass as an alternative to fossil fueled combustion for steam generation.

  renewable energy utilizing algae biomass to sequester carbon monoxide for bio diesel and bio ethanol and other fine chemical products feedstocks.

  carbon credit generation from the above mentioned solutions and services

     By way of shareholder approval, effective March 31, 2006, the Company changed its name to Global Green Solutions Inc. to reflect the Company’s change of business focus from the acquisition and exploration of mining claims to the development and implementation of renewable energy and greenhouse gas reduction technology. On May 29, 2006, by way of a Director’s resolution, the company formally terminated its mineral exploration activities to devote full efforts to its expanded business operations.

     The Company’s objective is the further development, acquisition and implementation of ecotechnologies which support its growth in renewable energy and greenhouse gas emissions reduction in the global energy sector. During 2006, the Company commenced the development and acquisition of these technologies specifically in the areas of natural gas pipeline emissions reduction, biodiesel feedstock and biomass combustion.

Overview

     Renewable Energy and the reduction of Greenhouse Gas Emissions (GHG) are an integral aspect of the United Nations Climate Change program with regulatory and voluntary initiatives being implemented by countries, states and corporations across the globe.

Business Expansion

     During the fiscal year 2006 the company expanded its portfolio of green technologies, solutions and services from its initial natural gas pipeline emissions reduction business. We entered the fast growing renewable energy sector and specifically biodiesel feedstock and biomass combustion. All three “green” technology applications attract Carbon Credit generation in support of our credit trading objectives. The company is now structured into four “Strategic Business Units”;

1)	Renewable Energy;

	(a)	“Vertigro Energy” – a biodiesel feedstock technology which uses algae to sequester carbon dioxide using the sun’s energy to produce a biomass from which vegetable oil can be extracted.

	(b)	“Greensteam” – a biomass combustion technology which uses biowaste as a fuel to produce hot gases which convert water to steam in a steam generation unit.

2) Pipeline Emissions Reduction;

     An emissions reduction solution which is applied to large high pressure natural gas transmission pipelines which transport gas across countries. The main focus of the emissions reduction is on methane gas, which is a Greenhouse Gas (GHG) that is far more damaging to the atmosphere than Carbon Dioxide.

3) Carbon Credit Trading;

     The technologies developed for each of the above applications when implemented as a United Nations or other recognized international or emissions reduction project in developing countries can generate “Green” / “Carbon Credits”. These credits can be traded with developed countries / corporations to offset shortfalls against their emissions reduction targets.

4) Developing Technologies;

     New technologies which complement the above business units or have strong synergies with the customers and markets will be developed or acquired.

Milestones Achieved for Fiscal Year 2006

(a)	Recruited President and Chief Executive Officer with extensive knowledge of the global energy sector, international business, general management, sales, marketing and operational experience.

(b)	Established a representative office in Brussels, Belgium to support European Union (EU) business development and marketing.

(c)	Recruited Chief Operating Officer with extensive international marketing and global project operations experience.

(d)	Incorporated Global Green Solutions Ltd. in the UK as a wholly owned subsidiary of Global Green Solutions Inc. This company will provide support in the development of UK government sponsored projects.

(e)	Relocated a contractor to Caracas, Venezuela, to pursue pipeline emissions reduction contracts with oil and gas pipeline companies in Latin America.

(f)

Signed a Memorandum of Understanding with The Onix Corporation to provide biomass waste combustion technology and, with ITS Engineered Systems Inc to provide steam generation technology to a new entity, Global Greensteam LLC.

(g)

Incorporated Global Greensteam LLC in California. Global Green Solutions Inc. holds a 57% interest in this entity. This company is a project specific operational entity for the implementation of a large Greensteam project with a major Californian oil and gas company.

(h)

Signed a Memorandum of Understanding with AERA Energy LLC, one of Californian’s largest oil and gas producers. On conclusion of a contract, Global Greensteam LLC will supply steam for AERA’s oil recovery process using waste biomass as the fuel to replace much higher cost, natural gas in steam generation plants.

(i)	Recruited an experienced Operations Manager and a Biofuel Supply Manager for the Greensteam LLC project in California.

(j)	Established an office in San Diego, to support USA business development and marketing. Recruited a Marketing and Communications Manager in San Diego.

(k)

Successfully completed the USA EPA Methane to Markets funded pipeline emissions reduction project in the Ukraine. The Global Green Solutions Inc. team repaired and sealed 20 leaking valves in four compressor stations. Methane emissions were reduced by 3.15 million cubic meters per year. Had this been a Kyoto Protocol approved project, the carbon credits generated would have a value of $2.25 million per year for 10 years at the current market value of $15/Certified Emissions Reduction (CER).

One CER equals .05 tonnes of methane. The Company is continuing the development of similar projects with state-owned oil and gas companies in Mexico, South America and Central Asia.

(l)

Signed an agreement with Valcent Products Inc. through which Global Green Solutions Inc. acquired the exclusive commercial rights to Valcent’s algae to biofuel feedstock technology. Valcent and Global Green are pursuing the development of this technology jointly.

(m)	Completed laboratory “proof of concept testing” of the technology named “Vertigro Energy” and of the algae to biomass yields produced.

(n)	Commenced construction of the “Vertigro Energy” Pilot Plant and R&D facility in El-Paso, Texas funded by Global Green Solutions Inc. This pilot plant is budgeted at approximately $3 million.

(o)	Commenced initial marketing of Vertigro Energy technology in the US, Europe and South Africa and received a high level of interest from potential customers and partners.

(p)	Commenced a focused and targeted Investor Relations and Public Relations marketing program.

Business Operations Planning

Business Development, Sales and Marketing

     The company utilizes and global network of contacts to identify business opportunities and participates in conferences and exhibitions related to greenhouse gas emissions reduction, biofuels and carbon credit trading and leading engagement with interested parties and potential customers. The strategic and geographical focus of the business is in the America’s, Europe, Middle East and Africa with Australasia and Asia being on a more opportunistic basis. Business development, sales and marketing is managed from the Company’s offices in Vancouver, San Diego, Caracas, London, Brussels and Johannesburg.

Research and Development - Renewable Energy Business

     The research and development of the “Vertigro” biofuel feedstock technology is based in El Paso, Texas at a purpose built 6 acre site providing for a laboratory, offices, R&D plant and a future small scale commercial plant planned in Q4/ 2007. The “Vertigro” technology plan is to make available small commercial projects for strategic customers in Q1/ 2008 which it will be ramped up to full scale production facilities commencing Q4/ 2008.

     The research and development of the “Greensteam” waste biomass combustion and steam generation technology is based in Bakersfield, California in conjunction with the “Onyx” and “ITS” technology partners from their factories in the USA. The Greensteam technology plan is to install the first unit with a major Californian oil and gas production company in Q3/2007 and after finalization of testing to commence to phased delivery of multiple units over 2008 and 2009.

Market Opportunity and Competition

     The Green Energy market is growing at a very fast pace for which the company is ideally placed with an integrated portfolio of technology, solutions and services. The growth in the market is providing immediate business opportunities for the early mover companies such as ours. The market requires new generation, innovative and economical technologies and we have the developed a portfolio which is attracting considerable interest from international customers who are required to comply with the emissions reduction and renewable energy legislation being imposed or voluntarily being adopted.

Customer Base

     The size of the business opportunity is being determined by the large number of customers showing interest in all the strategic and target geographies. We will engage with a good spread of customers and geographies across all our business unit offerings and will not be dependent on just a few major customers to grow our business.

Human Resources

     The company will continue to expand its human resources to support its business development, sales and marketing objectives and in the research and development, operations and after sales support services. We will continue to seek partners who have value added core competencies which complement that of the Company in its core technologies and areas of operation.

ITEM 2.   DESCRIPTION OF PROPERTY.

     On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada. This was detailed in our report on form 10-KSB filed for the year ended November 30, 2005.The Company did not establish the commercial feasibility of the mineral claim and the staking costs were expensed.

     Since 2005, the Company has been expanding its operations:

      - to assist entities in reducing greenhouse gas emissions, primarily in the natural gas pipeline distribution industry;
      - to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae;
      - to convert waste biomass into low cost steam for industrial applications

     On May 29, 2006, by way of a Director’s resolution, the Company formally terminated its mineral exploration activities to devote full efforts to its expanded business operations. As a result, the Company has no mineral property.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not presently a party to any pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the Company’s 2006 fiscal year, there were no matters submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Our shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “GGRN.”A summary of trading by quarter for the 2006 and 2005 fiscal years is as follows:

Fiscal Quarter	High Bid	Low Bid
2006
Fourth Quarter 9-1-06 to 11-30-06	$1.35	$0.59
Third Quarter 6-1-06 to 8-31-06	$1.21	$0.66
Second Quarter 3-1-06 to 5-31-06	$1.01	$0.55
First Quarter 12-1-05 to 2-28-06	$1.40	$0.675
2005
Fourth Quarter 9-1-05 to 11-30-05	$0.60	$0.15
Third Quarter 6-1-05 to 8-31-05	$0.1875	$0.095
Second Quarter 3-1-05 to 5-31-05	$0.2525	$0.0375
First Quarter 12-1-04 to 2-28-05	-	-

      These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of February 28, 2007, we had 113 holders of record of our common stock. The above prices reflect the three-for-one stock dividend payable on December 13, 2005.

Recent Sales of Unregistered Securities

     Information required by Item 701 of Regulation S-B for all sales of unregistered securities by the Company during the year has previously been reported on either a Quarterly Report on Form 10-QSB or on a Current Report on Form 8-K and is therefore not furnished here.

Dividends

     We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

     On December 13, 2005, we paid a stock dividend of three additional shares for each one share outstanding. After the stock dividend was paid, there were 24,080,000 shares of common stock outstanding.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have two equity compensation plans under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 and 2007 Nonqualified Stock Option Plans. The plans provide for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plans each include 10,000,000 common shares. The first plan was amended effective March23, 2006, reducing the total shares of that plan to 5,000,000 from 10,000,000. As of November 30, 2006, 3,375,000 options had been granted.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders:	None	$0.00	None
Equity compensation plans not
approved by securities holders:	3,375,000	$0.50	11,625,000

     Pursuant to the Registration Statements on Forms S-8 filed with the SEC on April 4, 2005 and on January 25, 2007, we registered an aggregate of 20,000,000 common shares, par value $0.00001 per share, underlying options to be granted under the plan to employees, directors, officers and/or others persons providing certain services to our company. The plan was registered on April 4, 2005 was amended effective March 23, 2006, reducing it by 5,000,000 common shares. As a result, we have registered an aggregate of 15,000,000 common shares.

     In addition to the above options, the Company granted the option to acquire 4,250,000 common shares from the treasury as part of its agreement with the Company’s chief executive officer.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash Requirements

     The Company’s cash situation is very solid, with close to $750,000 cash on hand as of the November 30, 2006 year end, with a further $4,447,000 being raised by way of private placements to February 19, 2007. Management expects that this will be sufficient to cover the cost of its operations for a considerable portion of the year ending November 30, 2007.

     As the Vertigro pilot project nears completion, further advances from the Company will be required. Construction of the initial Greensteam generator unit, expected to occur in the latter part of the year, will also require funding from the Company, which will be responsible for 57% of those costs. Therefore the Company will likely require additional funding during the twelve months ending November 30, 2007.

     Management believes that its Greensteam business in particular, will be suitable for debt based financing, having hard assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. There may also be opportunities to pre-sell the Vertigro technology or licencing thereof, which will reduce the need for raising additional funds.

Milestones Planned for Fiscal Year 2007;

Senior Management

(a)	Recruit a Vice President of Strategy and Business Development to focus on the Renewable Energy market.

Renewable Energy Business;
Vertigro Energy

(a)

Complete construction of El Paso Pilot Plant and R&D Facility with Phase 1 operational in March 2007, Phase 2 operational June 2007, Phase 3 operational September 2007 and Phase 4 operational December 2007.

(b)	Fund the El Paso R&D program to test various species of algae, carbon dioxide CO2 sequestration and biomass to vegetable oil product yields.

(c)	Develop by-product commercialization options and strategies.

(d)	Commence manufacture of key technology equipment and materials for first customer facilities.

(e)	Sign contracts with initial strategic biodiesel production customers / partners in the USA, Europe and South Africa for the first operational Vertigro Energy facilities.

Greensteam –

(a)	Sign the Definitive Agreement with a major Californian Oil and Gas Company for the supply of steam for oil production using generators fuelled by wood biomass waste.

(b)	First Greensteam production unit to be engineered, constructed, installed, tested and commercially operational generating first revenues.

(c)	Sign contracts with one major South African corporation for the supply of steam for production purposes fueled by the customer’s production biowaste materials.

Pipeline Emissions Reduction Business

(a)	Secure a second phase funding under the US Methane to Markets program to reduce natural gas pipeline emissions in Latin America.

(b)	Secure a first phase funding under US Methane to Markets program to reduce natural gas pipeline emissions in Latin America.

(c)

Sign Memorandum of Understanding and Definitive Agreement to commence Capacity Building Project in a Latin American country leading to a natural gas pipeline emissions reduction contract which will generate “Green” / Carbon Credits for trading.

(d)

Incorporate Global Green Solutions Pty Ltd in South Africa as a wholly owned subsidiary of Global Green Solutions Inc. This company provides business development, sales, marketing, project and sales services for South Africa and the southern Sahara African region. Signed a MOU with C&C Green Technologies Pty in South Africa to become a joint venture partner in the development, construction, implementation and servicing of projects in South Africa and the southern African Sahara region.

(e)

Sign a Memorandum of Understanding and Definitive Agreement with a Central Asian country leading to a natural gas pipeline emissions reduction contract which will generate “Green” / Carbon Credits for trading.

Carbon Credit Trading

(a)     Enter into first contracts for carbon credit generation and trading.

Developing Technologies

(a)	Acquire an innovative new technology product or solution which has synergies with our customer base, markets and target geographies.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

PART III

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2006	2005

ASSETS

Current
Cash and cash equivalents	$748,309	$23,173
Accounts receivable	5,377	-
Prepaid expenses	13,123	-
Deferred financing costs	140,647	-
	907,456	23,173

Advances For Pilot Project (Note 3)	393,271	-
Intangible Asset (Note 4)	100	-
Equipment (Note 5)	9,569	-

	$1,310,396	$23,173

LIABILITIES

Current
Accounts payable and accrued liabilities	$211,358	$11,112
Convertible notes (Note 7)	372,822	-
	584,180	11,112

STOCKHOLDERS’ EQUITY

Share Capital (Note 8)
Authorized:
100,000,000 voting common shares, par value $0.00001 per share
Issued and outstanding:
30,234,344 common shares at November 30, 2006	302	240
24,080,000 common shares at November 30, 2005

Additional Paid-in Capital	6,228,265	101,810
Warrants	1,153,400	-
Deferred Compensation	(998,000)	-
Accumulated Deficit	(5,657,751)	(89,989)
	726,216	12,061

	$1,310,396	$23,173

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				JUNE 10
		YEARS ENDED		2003 TO
		NOVEMBER 30		NOVEMBER 30
		2006	2005	2006

Revenue		$-	$-	$-

Operating Expenses
Consulting fees		438,763	3,000	441,763
Exploration expenditures		-	20,000	20,000
Finance charges		1,636,747	-	1,636,747
Interest and bank charges		60,879	366	61,245
Mineral claim payment		-	-	7,500
Office and sundry		159,904	10,060	171,567
Professional fees		194,704	20,771	242,164
Project development expenses		619,398	-	619,398
Stock-based compensation		2,485,600	-	2,485,600

Operating Loss		(5,595,995)	(54,197)	(5,685,984)

Other Income
Interest income		28,233	-	28,233

Net Loss for the Period		$(5,567,762)	(54,197)	$(5,657,751)

Basic And Diluted Loss Per	$
Common Share		(0.20)	(0.00)

Weighted Average Number Of Common
Shares Outstanding		28,417,958	23,688,767

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
				CUMULATIVE
				PERIOD FROM
				INCEPTION
				JUNE 10
	YEARS ENDED			2003 TO
	NOVEMBER 30			NOVEMBER 30,
	2006	2005		2006
Cash Used In Operating Activities
Net loss for the period	$(5,567,762) $	(54,197	) $	(5,657,751)
Adjustments to reconcile loss to net cash used by operating
activities
Depreciation	1,145	-		1,145
Non-cash finance charges	1,636,747	-		1,636,747
Stock-based compensation	2,485,600	-		2,485,600
Non-cash services	120,000	-		120,000
Accrued and unpaid interest	56,745	-		56,745
Accounts receivable	(5,377)	-		(5,377)
Prepaid expenses	(13,123)	-		(13,123)
Accounts payable and accrued liabilities	200,246	(782)		211,358
	(1,085,779)	(54,979)		(1,164,656)
Cash Flows Used In Investing Activities
Purchase of intangible asset	(100)	-		(100)
Acquisition of equipment	(10,714)	-		(10,714)
Advances for pilot project	(393,271)	-		(393,271)
	(404,085)	-		(404,085)
Cash Flows From Financing Activities
Issue of share capital	790,000	63,500		892,050
Net proceeds from convertible notes	1,425,000	-		1,425,000
Related parties	-	(22,186)		-
Loans payable	-	(1,777)		-
	2,215,000	39,537		2,317,050

Increase (Decrease) In Cash and Cash Equivalents	725,136	(15,442)		748,309
Cash and Cash Equivalents, Beginning Of Period	23,173	38,615		-
Cash and Cash Equivalents, End Of Period	$748,309	$23,173		$748,309

Cash And Cash Equivalents Are Comprised Of:
Cash	$248,309 $	23,173
Short term deposit	500,000	-
	$748,309 $	23,173

Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

                                      Non-Cash Investing and Financing Activities (Note 12)

The accompanying notes are an integral part of these financial statements.
F-3

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2006

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED		ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION		DEFICIT	TOTAL

Shares issued for cash at
$0.00001	20,000,000	$200	$(150)	$-	$ -	-	$	-$	50
Net Loss for the period	-	-	-	-	-	-		(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)	-	-	-		(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	-		-	38,500
Net loss for the year	-	-	-	-	-	-		(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500	-	-		(35,792)	2,758

Shares issued for cash at $0.10 on
January 5, 2005	4,080,000	40	101,960	(38,500)	-	-		-	63,500
Net loss for the year	-	-	-	-	-	-		(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810	-	-	-		(89,989)	12,061

The accompanying notes are an integral part of these financial statements.
F-4

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2006 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS				DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED			WARRANTS COMPENSATION		DEFICIT		TOTAL

Balance, November 30, 2005	24,080,000 $ 240		$101,810		$-	$	- $	-	$(89,989	)$	12,061

Shares issued for consulting
services – April 3, 2006	150,000	2	119,998		-		-	-	-
											120,000
Shares issued for cash at
$0.05 – May 3, 2006	2,000,000	20	99,980		-		-	-	-		100,000

Shares issued as finder’s fees in
connection with convertible debt
on May 3, 2006	450,000	5	323,995		-		-	-	-		324,000

Fair value of warrants issued
as finder’s fees in connection with
convertible debt on May 5, 2006	-	-	-		-		429,000	-	-		429,000

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2006 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED		ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS COMPENSATION			DEFICIT		TOTAL

Fair value of convertible debt warrants	-
		$-	$-	$-	$574,500	$-	$	-$		574,500
Intrinsic value of beneficial
conversion feature	-	-	925,500	-	-	-		-		925,500
Private placement, June 7, 2006,
inclusive of finders’ fee units
	1,094,000	11	347,989	-	152,000	-		-		500,000
Debt conversion, net of deferred
finance costs of $49,302
	320,496	3	105,495	-	-	-		-		105,498
Private placement, September 29,
2006, inclusive of finder’s fee units
and net of cash finder’s fee of $10,000
	420,000	4	133,596	-	56,400	-		-		190,000
Debt conversion, October 4, 2006, net
of deferred finance costs of $184,883
	1,091,601	11	395,853	-	-	-		-		395,864
Debt conversion, October 6, 2006, net
of deferred finance costs of $61,627
	363,876	4	131,951	-	-	-		-		131,955
Cashless warrant exercise,
October 6, 2006	264,371	2	200,998	-	(201,000)	-		-		-

Stock-based compensation	-	-	3,341,100	-	142,500	(988,000)				2,485,600

Net loss for the year	-	-	-	-	-	-		(5,567,762)		(5,567,762)

Balance, November 30, 2006	30,234,344	$302	$6,228,265	$-	$1,153,400	$(988,000)		$(5,657,751	)$	726,215

The accompany notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

1	NATURE OF OPERATIONS

Global Green Solutions Inc. (Athe Company@) was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval, effective March 31, 2006, the Company changed its name to Global Green solutions Inc. to reflect the Company=s change of business focus from the acquisition and exploration of mining claims to the development of alternative energy resources. During the year, the Company acquired a United Kingdom incorporated subsidiary which has been completely dormant to date and has no material impact on the Company=s results of operations or financial position.

The Company=s objective is the development, acquisition and implementation of ecotechnologies which support the growth in renewable energy and carbon dioxide emissions reduction in the energy sector. During 2006, the Company commenced the development and acquisition of these technologies specifically in the areas of natural gas pipeline emissions reduction, biodiesel feedstock and biomass combustion.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the Company=s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management=s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions and useful lives of long-lived assets.

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception has been considered as part of the Company=s development stage activities.

Prior Year Reclassifications

Certain reclassifications have been made to the prior years= financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Equipment and Depreciation

Equipment is stated at cost. Depreciation is computed using the straight line method to allocate the cost of depreciable assets over the estimated useful lives of the assets at rates ranging from 10% to 30% per annum.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

The Company defers direct costs incurred in connection with the sale of common shares which are offset against the proceeds of the financing upon completion. Costs incurred in connection with convertible notes are deferred and amortized as a financing cost over the term of the convertible loans. Upon conversion of the loan, any unamortized amount of deferred financing costs is charged to stockholders' equity as a cost of financing.

Intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards (ASFAS@) No. 142 (ASFAS 142@), AGoodwill and Intangible Assets@, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company=s intangible asset as described in Note 4, has been determined to have an indefinite life and management has determined that there has been no impairment of the carrying value of this intangible asset at November 30, 2006.

Long-Lived Assets

In accordance with SFAS No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets@, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, accounts receivable and accounts payable and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments. Management has determined and recorded the fair value of the convertible notes as described in Note 7.

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00-19, AAccounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company=s Own Stock@. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants.

Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Foreign Currency Translation

The Company=s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 AForeign Currency Translation@, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 AAccounting for Income Taxes@ as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss

SFAS No. 130, AReporting Comprehensive Income,@ establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (AFASB@) Statement No. 123(R), Share-Based Payment, (ASFAS 123R@). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended November 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated. The Company=s results of operations for the year ended November 30, 2006 were no different than if the Company had not adopted SFAS 123R because (i) there were no previously granted stock options, and (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended November 30, 2006.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (AEITF@) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, AFair Value Measures@. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission (ASEC@) issued Staff Accounting Bulletin (ASAB@) No. 108, AConsidering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.@ SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, AAccounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.@ This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise=s financial statements in accordance with FASB No. 109, AAccounting for Income Taxes.@ This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company=s results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, AAccounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140@, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, AAccounting for Derivative Instruments and Hedging Activities@, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, AAccounting for the Impairment or Disposal of Long-Lived Assets@, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company=s future reported financial position or results of operations.

In November 2005, FASB issued Staff Position No. FSP (FASB Staff Position) FAS (Financial Accounting Standard) 115-1, AThe Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments@. FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company=s results of operations or financial position.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July 2005, FASB issued SFAS No. 154, AAccounting Changes and Error Corrections B A Replacement of APB Opinion No. 20 and SFAS No. 3@. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods= financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company=s reported financial position or results of operations.

In March 2005, FASB issued Interpretation No. (AFIN@) 47, AAccounting for Conditional Asset Retirement Obligations@. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company=s results of operations or financial position.

In December 2004, FASB issued Statement No. 153, AExchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29@. The guidance in APB Opinion No. 29, AAccounting for Non-monetary Transactions@, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company=s results of operations or financial position.

The following are recent accounting pronouncements that management believes are not applicable to the Company, and accordingly have no impact or effect on the Company=s present or future reportable results of operations or financial position. Therefore, these accounting pronouncements have not been described in detail. Management also does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

	*	In September 2006, FASB issued FASB Staff Position (AFSP@) Audit Guideline (AAUG@) Airline Guide (AAIR@) AUG AIR-1 AAccounting for Planned Major Maintenance Activities@.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
	*	In September 2006, FASB issued SFAS No. 158, AEmployers= Accounting for Defined Benefit Pension and Other Postretirement Plans@.

*

In September 2006, the Emerging Issues Task Force reached a final consensus on Issue No. 06-4, AAccounting for the Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements@.

	*	In July 2006, FASB issued FSP FAS 13-2, AAccounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction@.

In March 2006, FASB issued SFAS No. 156, AAccounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities@.

	*	In March 2005, EITF issued EITF Issue 04-6, AAccounting for Stripping Costs in the Mining Industry@.

	*	In November 2004, FASB issued Statement No. 151 (FAS 151), AInventory Costs@.

	*	In March 2004, EITF issued EITF 04-3, AMining Assets= Impairment and Business Combinations@.

3	ADVANCES FOR PILOT PROJECT

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (AValcent@), and West Peak Ventures of Canada Limited. Under the agreement, Valcent and the Company have agreed to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The agreement is to be the basis for a contract between the Company and Valcent which will be the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational by July 2007. The agreement requires the Company to contribute up to $3,000,000 to cover the estimated cost of the plant. Costs advanced to date total $393,271. Those advances are recoverable on a priority basis from net revenue generated by the new venture, as determined under the agreement. During the period in which the advances are not yet fully recovered, the ownership interests will be 80% the Company and 20% Valcent. In the period following the full recovery of the advances, the interests will be 70% the Company and 30 % Valcent.

4	INTANGIBLE ASSET

On December 23, 2005, the Company entered into an agreement with the principals of Sealweld International Company Ltd. (ASWI@), to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition has been accounted for as an intangible asset.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

4	INTANGIBLE ASSET (Continued)

Further, a consulting fee of 150,000 common shares from treasury was issued in connection with this agreement on April 3, 2006.

5	EQUIPMENT
			2006		2005
		Cost	Accumulated Depreciation	Net Book Value	Net Book Value
	Computer and office equipment	$10,714	$1,145	$9,569	$-

6	MINERAL CLAIM INTEREST

On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada for cash consideration of $7,500. The Company did not establish the commercial feasibility of the mineral claim and the staking costs were expensed.

Since 2005, the Company has been expanding its operations:
	-	to assist entities in reducing greenhouse gas emissions, primarily in the natural gas pipeline distribution industry;
	-	to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae;
	-	to convert waste biomass into low cost steam for industrial applications

On May 29, 2006, by way of a Director=s resolution, the Company formally terminated its mineral exploration activities to devote full efforts to its expanded business operations.

7	Convertible Notes

On May 5, 2006, the Company issued Convertible Notes (the Anotes@) in the aggregate amount of $1,500,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Notes were 1,399,999 Class A Warrants and 1,399,999 Class B Warrants (the Awarrants@). Each Class A Warrant is convertible into one share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the notes and interest accrued thereon, are convertible into one restricted share of common stock at the lesser of (i) $0.75 per share or (ii) seventy percent (70%) of the average five closing bid prices of the Company=s common stock as reported by Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price is $0.19 per share. Conversion of the notes does not affect the Class A Warrants and Class B Warrants.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

7	Convertible Notes (Continued)

The Company has allocated the proceeds received between the notes and the detachable warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of issue, while the fair value of the notes was estimated by multiplying the number of shares that would result from an immediate exercise of the conversion option, by the market price on the date of issue. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants. The result was $574,500 of the proceeds being allocated to the warrants and $925,500 being allocated to the notes. The resulting discount on the notes is amortized over the term of the notes to maturity such that, in the absence of any conversions, the carrying value of the notes at maturity would be equal to the face amount of $1,500,000. In the event of a conversion of any or all of the face amount of the notes, the proportionate amount of the unamortized discount as of the date of conversion is immediately charged to operations.

In accordance with the provisions of EITF Issue No. 00-27 AApplication of Issue No. 98-5 to Certain Convertible Instruments@ (AEITF 00-27@), the Company determines any intrinsic value beneficial conversion feature on the notes by comparing the market price of the Company=s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $1,396,774; however, in accordance with the provisions of EITF 00-27, it is limited to the proceeds allocated to the notes, being $925,500. This beneficial conversion feature is recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value. This further discount is amortized over the term of the notes to maturity. In the event of a conversion of any or all of the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During 2006, the Company recorded as finance charges, $476,914 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $768,292 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $254,794.

During 2006, a total of $900,000 of convertible note principal and $29,129 of accrued interest was converted into 1,775,973 shares of the Company=s common stock leaving $600,000 of convertible note principal and $27,616 of accrued interest outstanding as at November 30, 2006.

The Company paid finders= and other fees in connection with the notes with a total fair value of $828,000 as follows:
	-	$75,000 was paid in cash,
	-	450,000 shares of common stock were issued with a fair value of $324,000,
	-	300,000 common stock purchase warrants were issued, exercisable for a period of two years at $0.10 per share, with a fair value of $201,000, and
	-	400,000 common stock purchase warrants were issued, exercisable for a period of two years at $0.50 per share, with a fair value of $228,000.

The Company estimated the fair value of the finders= warrants issued using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 2.00 years, risk-free interest rate of 3.5%, dividend yield of 0% and expected volatility of 161%.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

7	Convertible Notes (Continued)

The Company recorded these fees as deferred financing costs to be amortized on a straight-line basis over the term of the notes. In the event of conversion of any or all of the face amount of the notes, the proportionate amount of these unamortized costs as of the date of conversion is charged to additional paid-in capital. During 2006, the Company expensed $391,541 of these costs, charged $295,812 to additional paid-in capital on note conversions, leaving $140,647 unamortized as at November 30, 2006.

8	SHARE CAPITAL

2006 Transactions
During 2006, the Company issued shares of common stock as follows:
	i)	150,000 shares of common stock for consulting services with a fair value of $120,000;
	ii)	2,000,000 shares of common stock at for a private placement a price of $0.05 per share for total proceeds of $100,000;
	iii)	450,000 shares of common stock with a fair value of $324,000 as a finders= fee in connection with the convertible notes (refer to Note 7);
iv)

1,000,000 units for a private placement at a price of $0.50 per unit for total gross proceeds of $500,000. In addition, the Company issued 94,000 units as finders= fees. Each unit consisted of one share of common stock and one share purchase warrant with two share purchase warrants being exercisable into one restricted share of common stock at a price of $0.75 to June 7, 2008;

v)

400,000 units for a private placement at a price of $0.50 per unit for total gross proceeds of $200,000. In addition, the Company issued 20,000 units and paid cash of $10,000 as finders= fees. Each unit consisted of one share of common stock and one share purchase warrant with two share purchase warrants being exercisable into one restricted share of common stock at a price of $0.75 to September 29, 2008;

vi)

1,775,973 shares of common stock on conversion of Convertible Note principle and accrued interest of $900,000 and $29,129 respectively. A total of $295,812 of previously deferred finance fees were recorded in connection with these conversions (refer to Note 7);

vii)

264,371 shares of common stock on exercise of a total of 300,000 share purchase warrants at a price of $0.10 per warrant. As permitted under the terms of the warrant agreement, these 300,000 shares purchase warrants were exercised on a cashless basis whereby 35,629 shares were forfeited back to the Company at an exercise date fair value of $0.842 for total consideration of $30,000.

Effective June 19, 2006, the Company filed a form SB-2 Registration Statement for a total of 15,609,419 shares of common stock representing 4,046,998 shares underlying the exercise of warrants, 9,868,421 shares underlying the conversion of notes and 1,694,000 shares in connection with various other issuances.

2005 Transactions
During 2005, the Company issued shares of common stock as follows:
	i)	4,080,000 shares of common stock for a private placement at a price of $0.025 per share for total proceeds of $102,000.
ii)

On November 29, 2005, the Board of Directors declared a stock dividend, on the basis of 3 additional shares of common stock for each 1 share of common stock outstanding, payable on December 13, 2005 to stockholders of record on December 9, 2005. Per share amounts in the accompanying financial statements have been restated for the stock dividend.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8	SHARE CAPITAL (Continued)

	Stock Options

During 2006, the Company granted a total of 7,725,000, stock options at exercise prices ranging from $0.00001 per share to $0.50 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $5,533,000 on a straight-line basis, over the expected term of the options, which is based on the options= contractual term.

During 2006, the Company expensed $2,474,300 of this fair value, $866,800 has been recorded as deferred compensation in stockholders= equity, $2,143,900 will be recorded on the future vesting of options and $48,000 relates to options which were forfeited prior to vesting.

The fair value of the common stock options granted during the year was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.5%; expected volatility of 164 % and average expected option term of 2.96 years.

	The Company=s stock option activity is as follows;
		Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	Balance outstanding, November 30, 2005 and 2004	-	$-

	Granted during the year	7,725,000	0.23
	Expired / forfeited during the year	(100,000)	0.50
	Exercised during the year	-	-

	Balance outstanding, November 30, 2006	7,625,000	$0.22	2.39 years

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8	SHARE CAPITAL (Continued)

	Stock Options (Continued)
	The following table provides certain information with respect to the above stock options that are outstanding and exercisable at November 30, 2006:

	Exercise Prices	Stock Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life
	$0.00001	4,250,000	2.4 years
	0.50	300,000	1.4 years
	0.50	1,300,000	2.1 years
	0.50	675,000	2.2 years
	0.50		3.0 years
		1,100,000

		7,625,000

Warrants
The Company=s warrant activity is as follows;

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, November 30, 2005 and 2004	-	$-
Granted during the year	4,406,998	0.86
Expired/forfeited during the year	-	-
Exercised during the year	(300,000)	0.10

Balance, November 30, 2006	4,106,998	$0.92	1.58 years

Weighted
	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Prices	Exercisable	Life

$0.50	400,000	1.42 years
0.75	1,400,000	1.42 years
0.75	547,000	1.52 years
0.75	210,000	1.83 years
1.25	1,399,998	1.42 years
1.40	150,000	4.92 years
	4,106,998

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8	SHARE CAPITAL (Continued)

Warrants (Continued)

In addition to the warrants issued in connection with the private placement and convertible note financings as described above, during 2006, the Company issued 150,000 warrants in exchange for services at a price of $1.40 per share exercisable for a period of five years. The Company will expense the fair value of these warrants, estimated to be $142,500, over the related service contract period. During 2006, the Company expensed $11,300 of this fair value and $131,200 has been recorded as deferred compensation in stockholders= equity.

The fair value of the warrants issued during the year for services was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 5%; expected volatility of 160% and average expected option life of 5 years.

9	RELATED PARTY TRANSACTIONS

During the year ended November 30, 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at November 30, 2006 that are not otherwise disclosed elsewhere:

	-	The Company paid consulting fees to directors, officers and other related parties of the Company in the amount of $286,806 (2005 - $3,000).

-

As at November 30, 2006, $47,624 was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. The balance owing to related parties at November 30, 2005 was $Nil.

10	COMMITMENTS

a)

On January 18, 2006, the Company entered into a corporate support agreement with a privately held company owned by a significant shareholder for fiscal agency services, commencing January 1, 2006 for two years at the rate of $48,000 per year. In addition, the Company agreed to grant 300,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years. During the year, the parties renegotiated the terms of the agreement to amend the option grant to be 1,300,000 options exercisable at $0.50 per share for a period of three years from the original grant date.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

10	COMMITMENTS (Continued)

b)

On December 12, 2006, the Company entered into essentially identical performance related benefits letter agreements with two persons to provide certain marketing and project development services, as well as on-site management and other activities. These agreements provided the parties to receive 5% net revenue of benefits generated by the Company from its Pipeline Emissions Strategy Business Unit. On March 7, 2007, the Company provided these parties with a notice of termination for the agreements to end May 31, 2007.

c)

On February 1, 2006, the Company entered into a consulting agreement with a privately held company owned by a Director of the Company, for consulting services commencing February 1, 2006 for two years at the rate of $30,000 per year (increased to $78,000 effective January 2007). In addition, the Company agreed to grant 675,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years.

d)

On February 1, 2006, the Company entered into a consulting agreement with a privately held company owned by an officer of the Company, for consulting services commencing February 1, 2006 for two years at the rate of $48,000 per year. Under the terms of the agreement, the compensation commenced December 1, 2005 and the Company also agreed to grant a number of incentive stock options at $0.50 per share (250,000 options were granted on November 16, 2006). Effective October 1, 2006 the rate was amended to $30,000 per year. All other terms of the original agreement remain in effect.

e)

On June 13, 2006, the Company entered into an agreement effective May 1, 2006 with a privately held company controlled by an individual, who is now an officer of the Company, to provide services of a Managing Director and Chief Executive Officer, as well as office premises for the Company in Brussels, Belgium. The fees for providing these services was as follows:

		*	Base compensation of 6,500 Euros per month (increased to 8,500 Euros in November 2006);
		*	Office rent of 1,200 Euros per month;
		*	A one-time payment on signing of the agreement of 10,000 Euros for miscellaneous joining and set-up costs;
		*	An annual performance bonus of 1% of net profit, as determined by the Company=s audited financial statements;
*

In addition, the Company agreed to grant the right to buy shares of the Company from the treasury as follows: Total of 4,250,000 shares at $0.00001 per share vesting in six month intervals with the first portion exercisable after October 31, 2006 followed by 1,062,500 further shares every six months thereafter until 4,250,000 have been purchased;

		*	Starting in November 2006 the Company agreed to also pay 2,000 Euros monthly for Social Insurance costs.
The agreement may be terminated upon provision of six months notice by the Company or 30 days notice by the Chief Executive Officer. See also Note 13, Subsequent Events.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

10	COMMITMENTS (Continued)

f)

On November 1, 2006 the Company entered into an agreement for the provision of certain financial public relations and other services for a period of twelve months. The fee was initially set at $5,000 per month for the first six months, increasing to $6,000 per month thereafter. This fee was renegotiated to $3,500 per month starting January 1, 2007. The Company also agreed to issue 50,000 restricted common shares, vesting at the rate of 25% each quarter. Further, the Company agreed to grant 150,000 warrants exercisable at a price of $1.40 for five years.

g)

The Company is paying its Chief Operating Officer, Chief Financial Officer and Manager, Marketing Communications $8,000, $8,000 and $2,000 respectively on a month to month basis. The Company is currently negotiating with each of these parties to formalize the terms of the relationships by way of contracts, with anticipated terms of three to five years.

11	INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of November 30, 2006, the Company has net operating losses carried forward totalling approximately $1,535,000 for tax purposes which expire through 2026. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

a)

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company=s loss before income taxes. The components of these differences are as follows:

	2006	2005

Corporate tax rate	34%	34%

Expected tax expense (recovery)	(1,893,000)	(18,500)
Non-deductible stock based compensation	845,100	-
Non-deductible finance costs	556,500	-
Unrecognized loss carry forward	491,400	18,500

Income tax provision	$-	$-

b) The Company=s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2006	2005
Non-capital loss carry forwards	$ 522,900	$ 31,500
Valuation allowance	(522,900)	(31,500)

Net deferred tax asset	$-	$-

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

11	INCOME TAXES (Continued)

	c)	The Company has approximately $1,535,000 in net operating losses carried forward for income tax purposes which will expire, if not utilized, as follows:

2023	$23,000
2024	13,000
2025	54,000
2026	1,445,000

$1,535,000

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended November 30, 2006:
	-	the Company issued 150,000 restricted common shares with fair value of $120,000 for prepaid consulting service agreements. This amount was expensed;
	-	a total of $900,000 of convertible note principal and $29,129 of accrued interest was converted into 1,775,973 shares of the Company=s common stock;
	-	450,000 shares of common stock were issued with a fair value of $324,000 as a finders= fee in connection with the convertible notes (see Note 7);
During 2006 the Company recorded non-cash finance costs totalling $1,636,747 (see Note 7), comprised of:
	Amortization of the discount resulting from the allocation to warrants of proceeds from convertible notes		$476,914
	Amortization of the intrinsic value beneficial conversion feature of the convertible notes		768,292
	Amortization of deferred finance costs resulting from payment of finders= fees		391,541
$1,636,747

13.	SUBSEQUENT EVENTS

a)

Effective December 15, 2006 the Company entered into an agreement with a term of 360 days for the provision of consulting services relating to management advice and strategic planning. The compensation provided for under the agreement is as follows:

		i)	$3,000 for every 30 day period;
		ii)	4,000 restricted common shares per month, to be issued on a quarterly basis in advance, commencing January 1, 2007 (12,000 common shares now issued);
iii)

Options to acquire 500,000 restricted common shares with a strike price of $0.50, vesting at the rate of 250,000 options in the first three months of the contract and 250,000 options in the succeeding three months. The options will be pro-rated should the contract be cancelled by either party within the first six months.

b)

On December 18, 2006, the Company finalized an agreement for the provision of public relations services for a period of twelve months. The monthly fee was initially $5,250 but was reduced to $4,250 effective January 1, 2007. In addition, the Company will grant 25,000 restricted common shares each quarter in advance, for a total of 100,000 restricted common shares (25,000 common shares now issued).

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENTS (Continued)

c)

On December 29, 2006 the Company completed the following private placement of securities:

The Company issued 1,062,000 units at a price of $1.00 per unit for a total of $1,062,000. Each unit consisted of one restricted share of common stock and one half share purchase warrant. Two half share purchase warrants are convertible into one restricted share of common stock upon payment of the exercise price of $1.40 for eighteen months from the date of issue. In consideration of services rendered in locating certain purchasers of its units, the Company issued 75,000 special unit purchase warrants and paid $60,000 in cash.

Units acquired through the exercise of the special unit purchase warrants will have the same price and terms as the other units sold in this placement. Half share purchase warrants acquired through the exercise of the special unit purchase warrants will have an exercise period ending on the same date as that of half share purchase warrants acquired through the original purchase of units.

	d)	On December 29, 2006, the Company issued 20,000 shares of common stock on the exercise of options at the price of $0.50 per share, for total proceeds of $10,000.
e)

On January 17, 2007 the Company entered into an agreement for the provision of certain marketing consulting services for a one year term. As compensation for these services the Company agreed to issue 300,000 stock options to purchase common shares, exercisable at $1.00.

f)

On January 31, 2007 the agreement effective May 1, 2006 for provision of services of a Managing Director and Chief Executive Officer (see Note 10, Commitments, item (e) above) was cancelled by mutual agreement. It was replaced with an agreement effective February 1, 2007 and having a five year term. The other significant changes in the new agreement are:

The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for European social fees;

The option to acquire 4,250,000 common shares now vests as follows:

		i.	2,125,000 immediately;
		ii.	1,062,500 on July 31, 2007;
		iii.	1,062,500 on January 31,2008.
g)

On February 14, 2007, the Company issued 200,000 shares of restricted common stock as consideration in connection with a proposed agreement for financial advice already received and further contemplated.

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

13	SUBSEQUENT EVENTS (Continued)

	h)	On February 19, 2007 the Company completed the following private placement of securities:

The Company issued 3,385,000 units at a price of $1.00 per unit for a total of $3,385,000. Each unit consisted of one restricted share of common stock and one half share purchase warrant. Two half share purchase warrants are convertible into one restricted share of common stock upon payment of the exercise price of $1.40 for eighteen months from the date of issue. In consideration of services rendered in locating certain purchasers of its units, the Company issued a further 4,200 restricted common shares, 79,380 half share purchase warrants, 90,000 special unit purchase warrants and paid $147,180 in cash.

Units acquired through the exercise of the special unit purchase warrants will have the same price and terms as the other units sold in this placement. Half share purchase warrants acquired through the exercise of the special unit purchase warrants will have an exercise period ending on the same date as that of half share purchase warrants acquired through the original purchase of units.

i)

On February 20, 2007 the Company completed an acquisition agreement which resulted in Global Greensteam LLC, a joint venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications. The Company=s interest in the new venture is 57%, with the other two companies holding 38% and 5% respectively. The Company will be the operating partner and be responsible for project and operational management of the venture and the biomass fuel supply contracts.

In recognition of investments already made by one of the other companies, the Company will invest the first $100,000 in the new venture. Subsequent investments will be on a 57 / 38 / 5 basis.
In recognition of design, supply and support services to be contributed by the 38% partner, the Company will issue 600,000 shares of restricted common stock in four amounts of 150,000 each as follows:
		-	First amount due at the time the first steam generating unit becomes operational;
		-	Second, third, and fourth amounts due respectively after 5, 10, and then 15 steam generating units become operational;
In recognition of design, supply and support services to be contributed by the 5% partner, the Company will issue 150,000 shares of restricted common stock in three amounts of 50,000 each as follows:
		-	First, second, and third amounts due respectively after 5, 10, and then 15 steam generating units become operational;
The merger consideration to be paid by the Company to third parties is as follows:
		-	150,000 shares of restricted common stock upon execution of the definitive agreement (now issued);
		-	850,000 shares of restricted common stock upon execution of a steam supply contract or similar contract with a major oil company;
		-	500,000 shares of restricted common stock if the initial steam generating unit achieves reasonably acceptable commercial production;
		-	500,000 shares of restricted common stock upon the earlier of (a) the one year anniversary of the execution of a steam supply contract, or (b) commissioning of a 4th steam generating unit;

GLOBAL GREEN SOLUTIONS INC.
formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

13	SUBSEQUENT EVENTS (Continued)

		-	1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;
		-	1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 15th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

	j)	On March 2, 2007, a total of $75,000 of convertible note principal and $4,932 of accrued interest was converted into 106,575 shares of the Company=s common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to November 30, 2006, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

ITEM 8A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

ITEM 8B. OTHER INFORMATION.

       None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

*	Our directors will serve until the next annual general meeting or until their successors are elected and qualified.

*

The Company entered into a revised agreement with the Principal Executive Officer effective February 1, 2007 for a five year term. The agreement may be terminated without cause by the Company on provision of six months notice.

*

We are currently negotiating with the Chief Operating Officer and Chief Financial Officer to formalize the terms of their relationships with the Company by way of contracts, with anticipated terms of three to five years.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	67	Chairman and a member of the board of directors
1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5

Robert Baker	53	Secretary and a member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

J.Douglas Frater	56	President and Chief Executive Officer
Vossemburg 1
Tervuren 3080
Brussels, Belgium

Craig Harting	56	Chief Operating Officer
1804 McKee Street
Unit B6
San Diego, CA 92110

Arnold Hughes	53	Chief Financial Officer
3523 West King Edward Avenue
Vancouver, British Columbia
V6S 1M4

Background of Officers and Directors

     On January 5, 2006, Elden Schorn was appointed to our board of directors. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer while remaining as a member of the board of directors. His resignation was to allow Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of our board of directors. From 1996 to 2004, Mr. Schorn was the president of Schorn Consulting Ltd. Schorn Consulting Ltd. provided financial services, investor relations support and government relations consulting services to companies and industry associations, as well as to the Canadian Federal and British Columbia Provincial Government. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995 Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. From 1998 to 2003 Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

     On the inception of the company, Robert Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us and he continues to hold the positions of secretary and a member of the board of directors.

     Since May 27, 2005, Mr. Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, he has been the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. Since September 2004, Mr. Baker has been a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. Since November 2004, Mr. Baker has been a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

     Doug Frater is the president and chief executive officer of Global Green Solutions Inc. He has 30 plus years of experience in the energy industry, primarily in automation and control technology. Prior to joining our company, he was a managing partner with Sigma Consult, where he was responsible for sales, marketing and business development to new technology and solution integration companies in the oil and gas markets. He also worked for Honeywell International Industrial Controls Division as sales vice president, Europe, Middle East and Africa and global director, oil and gas business and international projects.

     Craig Harting is the chief operating officer of Global Green Solutions Inc. Mr. Harting has 30 plus years of experience in acquiring, developing and marketing products and services to energy industries worldwide. He was previously employed by Honeywell International Industrial Controls Division as vice president of global operations, where he directed project implementation for energy industry customers. Additionally, he was vice president of marketing, responsible for $100M+ new product developments and customer relationship strategies.

     Arnold Hughes is the chief financial officer of Global Green Solutions Inc. Mr. Hughes has 30+ years of experience in strategic planning, management consulting and finance. His previous positions include senior associate with MCSI Consulting Services, Inc.; management consultant with Team Development Plus; chief financial officer of the Connor, Clark & Lunn Financial Group; and controller of Pexim Enterprises Inc, a specialty lumber trading company.

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

Audit Committee and Charter

     We do not have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors together with the Chief Financial Officer in the role of financial expert. None of our directors are deemed independent. Our audit committee’s role is to oversee all material aspects of the company’s reporting, control, and audit functions, except those specifically relate d to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on company processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4)establishing internal financial controls (5) engaging outside advisors; and, (5) funding for the external auditors and any outside advisors engagement by the audit committee.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company undertakes to provide any person, without charge, upon request, a copy of its code of ethics. Any such requests should be in writing and directed to the Company at its address shown on the front page of this report, to the attention of the Chief Financial Officer.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

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

     Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the executive compensation paid by us for the fiscal years ending November 30, 2005 and 2006. In accordance with Regulation S-B, Item 402, executive officers whose total compensation in those periods did not exceed $100,000 are excluded.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-
						Equity	Non-
						Incentive qualified		All
						Plan	Deferred	Other
				Stock	Option	Compen- Compens Compen-
Name and		Salary	Bonus	Awards	Awards	sation	ation	sation	Totals
Principal Position	Year	($)*	($)	($)	($)	($)	($)	($)	($)
J.Douglas Frater,	2006	$77,290	-		$925,600	-	-	-	$1,002,890
Principal Executive
Officer (1), (3)	2005	-	-	-	-	-	-	-	-
Craig Harting,	2006	$44,000	-	-	$235,000	-	-	-	$279,000
Chief Operating
Officer (2), (3)	2005	-	-	-	-	-	-	-	-

*	Amounts in this column reflect consulting fees paid.

1)

The Company has an agreement for provision of services of a President and Chief Executive Officer, as well as office premises for the Company in Europe effective February 1, 2007 and having a five year term. The fees for providing these services are as follows:

		*	The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for social fees;

		*	Office rent of 1,200 Euros per month;

		*	An annual performance bonus of 1% of net profit, as determined by the Company’s audited financial statements;

*	The Chief Executive Officer has an option to acquire 4,250,000 common shares at par value $0.00001 per share as follows:

	i.	2,125,000 immediately;

	ii.	1,062,500 on July 31, 2007;

	iii.	1,062,500 on January 31, 2008.

The agreement may be terminated upon provision of six months notice by the Company or 60 days notice by the Chief Executive Officer.

All 4,250,000 of the above options to acquire common shares were outstanding at November 30, 2006.

On November 16, 2006, the Company granted the Chief Executive Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding at November 30, 2006.

2)

The Chief Operating Officer is compensated at the rate of $8,000 per month. The Company is currently negotiating with this executive officer to formalize the terms of the relationship by way of a contract.

On November 16, 2006, the Company granted the Chief Operating Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding at November 30, 2006.

3)	The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

Outstanding Equity Awards At November 30, 2006
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option Expiration
Name	(#) Exercisable (#) Unexercisable		Price	Date
(a)	(b)	(c)	(e)	(f)
J.Douglas Frater	2,125,000	2,125,000	$0.00001	May 1, 2009
	250,000	-	$0.50	Nov 16, 2009
Craig Harting	250,000	-	$0.50	Nov 16, 2009

     The following table sets forth information with respect to compensation paid by us to our directors during the year ended November 30, 2006.

Director Compensation
Change in
Pension
			Fees				Value and
			Earned			Non-Equity	Nonqualified	All
			or			Incentive	Deferred	Other
			Paid in	Stock	Option	Plan	Compensation Compen-
			Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name			($)	($)	($)	($)	($)	($)	($)
(a)			(b)	(c)	(d)	(e)	(f)	(g)	(h)
Elden Schorn	(1	), (3)	$57,000	-	$235,000	-	-	-	$292,000
Robert Baker	(2	), (3)	$41,250	-	$497,700	-	-	-	$538,950

1)	Mr. Schorn receives consulting fees of $2,500 monthly (effective October 1, 2006) from the Company through Windstone Financial Corporation, a British Columbia corporation which he owns and controls.

On November 16, 2006, the Company granted Mr. Schorn 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding at November 30, 2006.

2)	Mr. Baker receives consulting fees of $6,500 monthly (effective January 2007) from the Company through Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.

A further 675,000 options were granted to Woodburn Holdings on February 1, 2006 with an exercise price of $0.50, a three year term and immediate vesting. These options are also outstanding at November 30, 2006.

On November 16, 2006, the Company granted Mr. Baker 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding at November 30, 2006.

3)	The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth the security ownership of the directors and officers as a group and of each holder of 5% or more of our common stock as of February 28, 2007, as well as their ownership based on including any securities they have the right to acquire within 60 days of that date, pursuant to options, warrants, conversion privileges or other rights, and assuming all those rights are exercised:

Name and Address [1]	Number of Shares		Percentage of Ownership
	At February 28,	If all rights	At February 28,	If all rights
	2007	exercised	2007	exercised
Elden Schorn [2]	4,250,000	4,500,000	12.16%	11.21%
Suite 1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5
Robert M. Baker [3]	4,183,500	5,108,500	11.97%	12.73%
885 Pyrford Road
West Vancouver, British Columbia
Canada
Craig Harting [4]	4,250,000	4,500,000	12.16%	11.21%
1804 McKee St. B6
San Diego, CA 92110
All Officers and Directors	13,183,500	17,083,500	37.73%	42.56%
as a Group (5 persons) [5]
Timothy Brock [6]	4,250,000	5,550,000	12.16%	13.83%
5866 Eagle Island
West Vancouver, British Columbia
Canada

[1]

The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Baker is the only “promoter” of our company.

[2]	Within 60 days of February 28, 2007, pursuant to options, Mr. Schorn has the right to acquire a further 250,000 shares of our common stock.

[3]

Mr. Baker holds title to his common stock in the name of Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls. Within 60 days of February 28, 2007, pursuant to options, Woodburn Holdings has the right to acquire a further 925,000 shares of our common stock.

[4]	Within 60 days of February 28, 2007, pursuant to options, Mr. Harting has the right to acquire a further 250,000 shares of our common stock.

[5]	Within 60 days of February 28, 2007, pursuant to options, the Officers and Directors as a Group (5 persons) have the right to acquire a further 3,900,000 shares of our common stock.

[6]

Mr. Brock holds title to his common stock in the name of West Peak Ventures of Canada Limited, a British Columbia corporation, which he owns and controls. Within 60 days of February 28, 2007, pursuant to options, West Peak Ventures has the right to acquire a further 1,300,000 shares of our common stock.

Changes in Control

To the knowledge of management, there are no present arrangements which may result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

     There were no transactions since November 30, 2005 nor are there any currently proposed transactions in which the Company was or is to be a participant which would be classified as a transaction with a related person, promoter, or control person, as defined in Regulation S-B, Item 404, other than any compensation payments detailed in Item 10 with individuals who may be deemed to be a promoter under the Securities Act of 1933.

Director Independence

The directors of the Company are:
             Elden Schorn, Chairman
             Robert M.Baker, Secretary

The Company does not have any independent directors.

PART IV

ITEM 13.    EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant’s Form SB-2 registration Statement filed with the Securities and Exchange Commission, SEC file #333-112266 on January 28, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No. Document Description

3.1	Articles of Incorporation.

3.2	Bylaws.

4.1	Specimen Stock Certificate.

10.1	K1 Mining Claim.

10.2	Bill of Sale.

99.1	Subscription Agreement.

The following documents are incorporated by reference from our Form 10-KSB for the period ending
November 30, 2004:

Exhibit No. Document Description

14.1	Code of Ethics.

99.1	Audit Committee Charter.

99.2	Disclosure Committee Charter.

The following documents are incorporated by reference from our Form 10-KSB for the period ending November 30, 2005:

Exhibit No. Document Description

10.1	Contract with Sealweld International Company Ltd.

10.2	Consulting Agreement with Windstone Financial Corp.

10.3	Consulting Agreement with Woodburn Holdings Ltd.

10.4	Contract with Hugh Chisholm.

10.5	Contract with Bruce Chisholm.

10.6	Consulting Agreement with West Peak Ventures of Canada Limited.

The following documents are filed with this report:

Exhibit No. Document Description

10.1	Financial Investor Relations Contract between Global Green Solutions Inc. and Murdock Capital Partners Corp.

10.2	Consulting Agreement between Global Green Solutions Inc. and Murdock Capital Partners Corp.

10.3	Product Development Agreement between MK Enterprises LLC and Valcent Products, Inc.

10.4	Agreement Letter between Global Green Solutions Inc., Pagic LP, West Peak Ventures of Canada Limited and Valcent Products Inc.

10.5	Web Services Agreement between Market Pathways Financial Relations Inc. and Sweetwater Capital Corp. on behalf of Global Green Solutions Inc.

10.6	Public Relations Contract between Global Green Solutions and Vorticom Inc.

10.7	Service Agreement between Global Green Solutions and McCloud Communications LLC.

10.8	Addendum A to Service Agreement.

10.9	Agreement with Chisholm Brothers International.

10.10	Asset Purchase Agreement between Global Green Solutions Inc. and Chisholm Brothers International.

10.11	Public Relations

10.12	Consulting Agreement between Global Green Solutions Inc. and New Energy Fund LP.

10.13	Cancellation Agreement of Executive Services Agreement.

10.14	State of Delaware Certificate of Incorporation for Greensteam Acquisition Company Inc.

10.15	Executive Services Agreement.

10.16	Consulting and Right of First Refusal Agreement between Global Green and David Kahn.

10.17	Agreement and Plan of Merger.

10.18	Certificate of Merger of Global Greensteam and Greensteam Development.

10.19	Closing Certificate of Greensteam Development.

23.1	Consent of Morgan & Company, Chartered Accountants.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - fees billed	$17,300	Morgan & Company, Chartered Accountants
2005	$6,790	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006 - fees billed	$	nil	Morgan & Company, Chartered Accountants
2005		$1,200	Morgan & Company, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	nil	Morgan & Company, Chartered Accountants
2005	nil	Morgan & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	nil	Morgan & Company, Chartered Accountants
2005	nil	Morgan & Company, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor. Accordingly, 100% of the services described above were pre-approved by the audit committee.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2007.

GLOBAL GREEN SOLUTIONS INC

                                                                                                                                                           BY: J.DOUGLAS FRATER
                                                                                                                                                                  J. Douglas Frater, President and Principal Executive
                                                                                                                                                                  Officer

                                                                                                                                                           BY: ARNOLD HUGHES
                                                                                                                                                                  Arnold Hughes, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ELDEN SCHORN	Chairman and member of the board of directors	March 15, 2007
Elden Schorn

ROBERT M. BAKER	Secretary and member of the board of	March 15, 2007
Robert M. Baker	directors.