Form 10KSB/A
period 2006-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2007-03-27
CIK 1277576

===================================================================================

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corp.)
(Exact name of registrant as specified in its charter)

Nevada	N/A
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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

=========================================================================================

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

     The Company was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. On November 18, 2003, the Company acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada. The Company did not establish the commercial feasibility of the mineral claim and since 2005 has been increasing its operations in the Green Energy market sector with a portfolio of eco-technology solutions and services including:
    -   greenhouse gas emissions reduction in the high pressure natural gas transportation industry in developing countries;
    -   renewable energy utilizing wood and agricultural waste biomass as an alternative to fossil fueled combustion for steam generation.
    -   renewable energy utilizing algae biomass to sequester carbon dioxide for bio diesel and bio ethanol and other fine chemical products feedstocks.
    -   carbon credit generation from the above mentioned solutions and services

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

Risk Factors

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

     1. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     Our business is difficult to evaluate because we have a limited operating history. In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance.

     We have a history of operating losses and there can be no assurances we will be profitable in the future.. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We were incorporated in June 2003 and have incurred losses since inception totaling approximately $5,657,751. We expect losses to continue into the future and do not expect positive cash flow from operations in the near term. We must be considered to be in the development stage. There is no assurance that actual cash requirements will not exceed our estimates.

     We are highly dependent upon the success of our algae to biodiesel joint venture project and the risk associated with the replication of laboratory results in the large scale demonstration project is critical to the company. If the expected results can not be replicated on a commercial scale, the expected revenue from this venture will not be realized and the investment in the pilot project is unlikely to be recovered. This would have a very material adverse effect on the company’s financial results.

     Our Global Greensteam joint venture project is a significant component of the Company’s business strategy. The completion of one or more conversions or replacements of existing natural gas fired steam generators to bio-fuel fired generators at the targeted cost savings for the client is a risk that can only be relieved after actual conversions are achieved and demonstrated. There is no certainty that this project will be operationally successful. A contract to supply steam to a major customer has not yet been obtained and there is no certainty that one will be obtained. If the project fails, the loss of its projected revenue stream and the write-off of our investment in the venture would have a major, material adverse effect on our operations.

Our pipeline emissions reduction business is dependent on

*	our ability to contract with customers for greenhouse gas emission reduction programs

*	our ability to contract with government institutions for greenhouse gas emission reduction programs

*	our ability to generate revenue from greenhouse gas emission reduction programs

     There is no certainty that any of the foregoing can be achieved.

     Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and operations will be greatly limited. We may not be able to obtain additional financing on favorable terms, if at all. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, we could be forced to suspend or discontinue operations.

     A decline in the price of our common stock could affect our ability raise further working capital and adversely impact on our operations.

     2. If we are required for any reason to repay our outstanding convertible debentures, we could be required to deplete our working capital, or raise additional funds.

     In May 2006, we issued convertible notes in the principal amount of $1,500,000 plus 8% interest per annum, compounded annually. The balance outstanding at March 26, 2007 was $490,000 plus accrued interest. We do not have a sinking fund available to repay this debt. Any event of default could require the early repayment of these convertible notes. The full amount of the convertible notes and related accrued interest may be converted into shares of our common stock and warrants, in accordance with the terms of the convertible notes. However, if we are required to repay the convertible notes and accrued interest, we would be required to use our limited working capital and might also be required to raise additional funds to fully repay the notes plus accrued interest. If we were unable to repay the notes when required, the note holders could commence legal action against us. Any such action could require us to curtail or cease operations.

     3. Because most of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

     Although we maintain an office in San Diego, California, much of our assets are located outside of the United States. Most of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director’s and officer’s predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

     4. Political risk, for example the risk of nationalization or appropriation of assets or contract revenue, may exist when we do business with the governments of certain countries.

     Many of the governments we plan to contract with for pipeline emissions reduction are outside of North America or Europe and carry a higher degree of political risk. We could lose equipment and revenue if political circumstances adversely change during the term of any contracts we may have in such countries. Such an event could have a negative affect on our operations.

5. Our success is dependent on retaining key personnel.

     Our ability to continue the development of our business is in large part, dependent upon our ability to attract and maintain qualified key personnel. Our development now and in the future will depend on the efforts of key management figures, such as our Chief Executive Officer and our Chief Operating Officer. The success of our algae to bio-fuel joint venture is highly dependent on the continued involvement of the President and lead scientist of Valcent Products Inc., our joint venture partner. The loss of the services of any of these individuals could significantly and adversely affect our operations. We do not currently maintain key-man life insurance on any of our officers or directors.

     6. It takes time to convert greenhouse gas emissions reduction Carbon Credits to cash. Delays in converting the credits to cash could have an adverse affect on our operations.

     It takes time to convert, develop, contract, implement and validate greenhouse gas emissions reduction projects to generate the Carbon Credits to trade for cash. As a result, while we wait for the credits to be converted to cash, we could have inadequate capital in order to maintain operations. If that should occur, and we are unable to obtain other sources of financing, we may have to suspend or cease operations.

     7. Because the market for our common stock is limited, you may not be able to resell your shares of common stock.

     There is currently a limited trading market for our common stock. Our common stock trades on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol GGRN. As a result, you may not be able to resell your securities in open market transactions.

     8. Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted.

     Our common stock is now and may continue to be in the future subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

     9. There are a large number of shares underlying our convertible debentures, warrants and options that may be available for future sale and the sale of these shares may depress the market price of our common stock.

     As of March 26, 2007, we had 35,250,034 shares of common stock issued and outstanding, $490,000 in convertible notes that may be converted at any time, together with accrued interest, into shares of common stock, and 10,272,688 warrants and options convertible into shares of common stock. The sale of the shares underlying the convertible notes, the warrants and the options may adversely affect the market price of our common stock.

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

Securities authorized for issuance under equity compensation plans

     We have two equity compensation plans under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 and 2007 Nonqualified Stock Option Plans. The plans provide for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The plans each included 10,000,000 common shares. The first plan was amended effective March 23, 2006, reducing the total shares of that plan to 5,000,000 from 10,000,000. As of November 30, 2006, 3,375,000 options had been granted.

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

     Pursuant to the Registration Statements on Forms S-8 filed with the SEC on April 4, 2005 and on January 25, 2007, we registered an aggregate of 20,000,000 common shares, par value $0.00001 per share, underlying options to be granted under the plan to employees, directors, officers and/or others persons providing certain services to our company. The plan registered on April 4, 2005 was amended effective March 23, 2006, reducing it by 5,000,000 common shares. As a result, we have registered an aggregate of 15,000,000 common shares.

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

(d)

Incorporate Global Green Solutions Pty Ltd in South Africa as a subsidiary of Global Green Solutions Inc. This company will provide business development, sales, marketing, project and sales services for South Africa and the southern Sahara African region. Sign an MOU with C&C Green Technologies Pty in South Africa to become a joint venture partner in the development, construction, implementation and servicing of projects in South Africa and the southern African Sahara region.

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
(formerly High Grade Mining Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheets of Global Green Solutions Inc. (formerly High Grade Mining Corporation) (a development stage company) as at November 30, 2006 and 2005, and the related statements of operations, cash flows, and stockholders’ equity for each of the two years in the period ended November 30, 2006, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2006, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2006, in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Vancouver, Canada March 7, 2007	“MORGAN & COMPANY” Chartered Accountants

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

STOCKHOLDERS’ EQUITY
Share Capital (Note 8)
Authorized:
100,000,000 voting common shares, par value $0.00001 per share
Issued and outstanding:
30,234,344 common shares at November 30, 2006	302	240
24,080,000 common shares at November 30, 2005

Additional Paid-in Capital	6,228,265	101,810
Warrants	1,153,400	-
Deferred Compensation	(998,000)	-
Accumulated Deficit	(5,657,751)	(89,989)
	726,21	612,061

	$1,310,396	$23,173

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2006	2005	2006

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	438,763	3,000	441,763
Exploration expenditures	-	20,000	20,000
Finance charges	1,636,747	-	1,636,747
Interest and bank charges	60,879	366	61,245
Mineral claim payment	-	-	7,500
Office and sundry	159,904	10,060	171,567
Professional fees	194,704	20,771	242,164
Project development expenses	619,398	-	619,398
Stock-based compensation	2,485,600	-	2,485,600

Operating Loss	(5,595,995)	(54,197)	(5,685,984

Other Income
Interest income	28,233	-	28,233

Net Loss for the Period	$(5,567,762)	$(54,197)	$(5,657,751

Basic And Diluted Loss Per Common Share	$(0.20)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	28,417,958	23,688,767

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003
	NOVEMBER 30		NOVEMBER 30
	2006	2005	2006
Cash Used In Operating Activities
Net loss for the period	$(5,567,762)	$(54,197)	$(5,657,751
Adjustments to reconcile loss to net cash used by operating activities
Depreciation	1,145	-	1,145
Non-cash finance charges	1,636,747	-	1,636,747
Stock-based compensation	2,485,600	-	2,485,600
Non-cash services	120,000	-	120,000
Accrued and unpaid interest	56,745	-	56,745
Accounts receivable	(5,377)	-	(5,377)
Prepaid expenses	(13,123)	-	(13,123)
Accounts payable and accrued liabilities	200,246	(782)	211,358
	(1,085,779)	(54,979)	(1,164,656)
Cash Flows Used In Investing Activities
Purchase of intangible asset	(100)	-	(100)
Acquisition of equipment	(10,714)	-	(10,714)
Advances for pilot project	(393,271)	-	(393,271)
	(404,085)	-	(404,085)
Cash Flows From Financing Activities
Issue of share capital	790,000	63,500	892,050
Net proceeds from convertible notes	1,425,000	-	1,425,000
Related parties	-	(22,186)	-
Loans payable	-	(1,777)	-
	2,215,000	39,537	2,317,050

Increase (Decrease) In Cash and Cash Equivalents	725,136	(15,442)	748,309
Cash and Cash Equivalents, Beginning Of Period	23,173	38,615	-
Cash and Cash Equivalents, End Of Period	$748,309	$23,173	$748,309

Cash And Cash Equivalents Are Comprised Of:
Cash	$248,309	$23,173
Short term deposit	500,000	-
	$748,309	$23,173

Supplemental Information
Cash Activities
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities (Note 12)

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2006

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	DEFICIT	TOTAL

Shares issued for cash at
$0.00001	20,000,000	$200	$(150)	$-	$-	$ -	$-	$50
Net Loss for the period	-	-	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)	-	-	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	-	-	38,500
Net loss for the year	-	-	-	-	-	-	(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500	-	-	(35,792)	2,758

Shares issued for cash at
0.025 on January 5, 2005	4,080,000	40	101,960	(38,500)	-	-	-	63,500
Net loss for the year	-	-	-	-	-	-	(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810	-	-	-	(89,989)	12,061

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2006 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	DEFICIT	TOTAL

Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$ -	$ -	$(89,989)	$12,061

Shares issued for consulting
services – April 3, 2006	150,000	2	119,998	-	-	-	-	120,000
Shares issued for cash at $0.05
– May 3, 2006	2,000,000	20	99,980	-	-	-	-	100,000
in connection with convertible
debt on May 3, 2006	450,000	5	323,995	-	-	-	-	324,000
Fair value of warrants issued
as finder’s fees in connection
with convertible debt on May
5, 2006	-	-	-	-	429,000	-	-	429,000

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2006 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN		SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL		RECEIVED	WARRANTS	COMPENSATION	DEFICIT	TOTAL

Fair value of convertible debt
warrants	-	$-	$-		$-	574,500	$-	$-	$574,500
Intrinsic value of beneficial
conversion feature	-	-	925,500		-	-	-	-	925,500
Private placement, June 7,
2006, inclusive of finders’ fee
units	1,094,000	11	347,989		-	152,000	-	-	500,000
Debt conversion, net of
deferred finance costs of
$49,302	320,496	3	105,495		-	-	-	-	105,498
Private placement, September
29, 2006, inclusive of finder’s
fee units and net of cash
finder’s fee of $10,000	420,000	4	133,596		-	56,400	-	-	190,000
Debt conversion, October 4,
2006, net of deferred finance
costs of $184,883	1,091,601	11	395,853		-	-	-	-	395,864
Debt conversion, October 6,
2006, net of deferred finance
costs of $61,627	363,876	4	131,951		-	-	-	-	131,955
Cashless warrant exercise,
October 6, 2006	264,371	2	200,998		-	(201,000)	-	-	-
Stock-based compensation	-	-	3,341,100		-	142,500	(988,000)	-	2,485,600
Net loss for the year	-	-	-		-	-	-	(5,567,762)	(5,567,762)

Balance, November 30, 2006	30,234,244	$302	$6,228,265	$	-$	1,153,400	$(988,000)	$(5,657,751)	$726,215

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Global Green Solutions Inc. (“the Company”) was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval, effective March 31, 2006, the Company changed its name to Global Green solutions Inc. to reflect the Company’s change of business focus from the acquisition and exploration of mining claims to the development of alternative energy resources. During the year, the Company acquired a United Kingdom incorporated subsidiary which has been completely dormant to date and has no material impact on the Company’s results of operations or financial position.

The Company’s objective is the development, acquisition and implementation of ecotechnologies which support the growth in renewable energy and carbon dioxide emissions reduction in the energy sector. During 2006, the Company commenced the development and acquisition of these technologies specifically in the areas of natural gas pipeline emissions reduction, biodiesel feedstock and biomass combustion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions and useful lives of long-lived assets.

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Prior Year Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible assets

The Company has adopted the provision of the Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

The Company’s intangible asset as described in Note 4, has been determined to have an indefinite life and management has determined that there has been no impairment of the carrying value of this intangible asset at November 30, 2006.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock”. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended November 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated. The Company’s results of operations for the year ended November 30, 2006 were no different than if the Company had not adopted SFAS 123R because (i) there were no previously granted stock options, and (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended November 30, 2006.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No.108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for interim periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 does not have any material impact on the Company’s results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In November 2005, FASB issued Staff Position No. FSP (FASB Staff Position) FAS (Financial Accounting Standard) 115-1, “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FAS FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FAS FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FAS FSP 115-1 does not have any material impact on the Company’s results of operations or financial position.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a significant effect on the Company’s reported financial position or results of operations.

In March 2005, FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company has determined that this guidance does not have any material impact on the Company’s results of operations or financial position.

In December 2004, FASB issued Statement No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006. Early application is permitted and companies must apply the standard prospectively. The Company has determined that the adoption of this standard is not expected to have any material impact on the Company’s results of operations or financial position.

The following are recent accounting pronouncements that management believes are not applicable to the Company, and accordingly have no impact or effect on the Company’s present or future reportable results of operations or financial position. Therefore, these accounting pronouncements have not been described in detail. Management also does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

* In September 2006, FASB issued FASB Staff Position (“FSP”) Audit Guideline (“AUG”) Airline Guide (“AIR”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities”.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

	*	In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

*

In September 2006, the Emerging Issues Task Force reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Post-Retirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.

	*	In July 2006, FASB issued FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”.

*

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

	*	In March 2005, EITF issued EITF Issue 04-6, “Accounting for Stripping Costs in the Mining Industry”.

	*	In November 2004, FASB issued Statement No. 151 (FAS 151), “Inventory Costs”.

	*	In March 2004, EITF issued EITF 04-3, “Mining Assets’ Impairment and Business Combinations”.

3.	ADVANCES FOR PILOT PROJECT

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, Valcent and the Company have agreed to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The agreement is to be the basis for a contract between the Company and Valcent which will be the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational by July 2007. The agreement requires the Company to contribute up to $3,000,000 to cover the estimated cost of the plant. Costs advanced to date total $393,271. Those advances are recoverable on a priority basis from net revenue generated by the new venture, as determined under the agreement. During the period in which the advances are not yet fully recovered, the ownership interests will be 80% the Company and 20% Valcent. In the period following the full recovery of the advances, the interests will be 70% the Company and 30 % Valcent.

4.	INTANGIBLE ASSET

On December 23, 2005, the Company entered into an agreement with the principals of Sealweld International Company Ltd. (“SWI”), to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition has been accounted for as an intangible asset.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

4.	INTANGIBLE ASSET (Continued)

Further, a consulting fee of 150,000 common shares from treasury was issued in connection with this agreement on April 3, 2006.

5.	EQUIPMENT

	2006		2005
		Accumulated	Net	Net
	Cost	Depreciation	Book Value	Book Value
Computer and office equipment	$10,714	$1,145	$9,569	$-

6.	MINERAL CLAIM INTEREST

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

7.	Convertible Notes

On May 5, 2006, the Company issued Convertible Notes (the “notes”) in the aggregate amount of $1,500,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Notes were 1,399,999 Class A Warrants and 1,399,999 Class B Warrants (the “warrants”). Each Class A Warrant is convertible into one share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the notes and interest accrued thereon, are convertible into one restricted share of common stock at the lesser of (i) $0.75 per share or (ii) seventy percent (70%) of the average five closing bid prices of the Company’s common stock as reported by Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price is $0.19 per share. Conversion of the notes does not affect the Class A Warrants and Class B Warrants.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

7.	Convertible Notes (Continued)

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

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company determines any intrinsic value beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial conversion feature was determined to be $1,396,774; however, in accordance with the provisions of EITF 00-27, it is limited to the proceeds allocated to the notes, being $925,500. This beneficial conversion feature is recorded as an immediate charge to additional paid-in capital and a further discount on the convertible note carrying value.This further discount is amortized over the term of the notes to maturity. In the event of a conversion of any or all of the face amount of the notes, the proportionate amount of the unamortized beneficial conversion feature as of the date of conversion is immediately charged to operations.

During 2006, the Company recorded as finance charges, $476,914 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $768,292 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $254,794.

During 2006, a total of $900,000 of convertible note principal and $29,129 of accrued interest was converted into 1,775,973 shares of the Company’s common stock leaving $600,000 of convertible note principal and $27,616 of accrued interest outstanding as at November 30, 2006.

The Company paid finders’ and other fees in connection with the notes with a total fair value of $828,000 as follows: $75,000 was paid in cash, 450,000 shares of common stock were issued with a fair value of $324,000, 300,000 common stock purchase warrants were issued, exercisable for a period of two years at $0.10 per share, with a fair value of $201,000, and 400,000 common stock purchase warrants were issued, exercisable for a period of two years at $0.50 per share, with a fair value of $228,000.

The Company estimated the fair value of the finders’ warrants issued using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 2.00 years, risk-free interest rate of 3.5%, dividend yield of 0% and expected volatility of 161%.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

7.	Convertible Notes (Continued)

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

8.	SHARE CAPITAL

2006 Transactions

During 2006, the Company issued shares of common stock as follows:

	i)	150,000 shares of common stock for consulting services with a fair value of $120,000;

	ii)	2,000,000 shares of common stock at for a private placement a price of $0.05 per share for total proceeds of $100,000;

	iii)	450,000 shares of common stock with a fair value of $324,000 as a finders’ fee in connection with theconvertible notes (refer to Note 7);

iv)

1,000,000 units for a private placement at a price of $0.50 per unit for total gross proceeds of $500,000. In addition, the Company issued 94,000 units as finders’ fees. Each unit consisted of one share of common stock and one share purchase warrant with two share purchase warrants being exercisable into one restricted share of common stock at a price of $0.75 to June 7, 2008;

v)

400,000 units for a private placement at a price of $0.50 per unit for total gross proceeds of $200,000. In addition, the Company issued 20,000 units and paid cash of $10,000 as finders’ fees. Each unit consisted of one share of common stock and one share purchase warrant with two share purchase warrants beingexercisable into one restricted share of common stock at a price of $0.75 to September 29, 2008;

vi)

1,775,973 shares of common stock on conversion of Convertible Note principle and accrued interest of $900,000 and $29,129 respectively. A total of $295,812 of previously deferred finance fees were recorded in connection with these conversions (refer to Note 7);

vii)

264,371 shares of common stock on exercise of a total of 300,000 share purchase warrants at a price of $0.10 per warrant. As permitted under the terms of the warrant agreement, these 300,000 sharespurchase warrants were exercised on a cashless basis whereby 35,629 shares were forfeited back to the Company at an exercise date fair value of $0.842 for total consideration of $30,000.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (Continued)

Stock Options

During 2006, the Company granted a total of 7,725,000, stock options at exercise prices ranging from $0.00001 per share to $0.50 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $5,533,000 on a straight-line basis, over the expected term of the options, which is based on the options’ contractual term.

During 2006, the Company expensed $2,474,300 of this fair value, $866,800 has been recorded as deferred compensation in stockholders’ equity, $2,143,900 will be recorded on the future vesting of options and $48,000 relates to options which were forfeited prior to vesting.

The fair value of the common stock options granted during the year was measured at the grant date using the Black- Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.5%; expected volatility of 164 % and average expected option term of 2.96 years.

The Company’s stock option activity is as follows;

			Weighted Average
		Weighted Average	Remaining
	Number of Options	Exercise Price	Contractual Life
Balance outstanding, November 30, 2005 and 2004	-	$-

Granted during the year	7,725,000	0.23
Expired / forfeited during the year	(100,000)	0.50
Exercised during the year	-	-

Balance outstanding, November 30, 2006	7,625,000	$0.2	22.39 years

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (Continued)

Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at November 30, 2006:

Exercise Prices	Stock Options	Weighted Average
	Outstanding and	Remaining
	Exercisable	Contractual Life
$0.00001	4,250,000	2.4 years
0.50	300,000	1.4 years
0.50	1,300,000	2.1 years
0.50	675,000	2.2 years
0.50	1,100,000	3.0 years

	7,625,000

Warrants
The Company’s warrant activity is as follows;
			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life
Balance, November 30, 2005 and 2004	-$	-
Granted during the year	4,406,998	0.86
Expired / forfeited during the year	-	-
Exercised during the year	(300,000)	0.10
Balance, November 30, 2006	4,106,998	$0.92	1.58 years

		Weighted
	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Prices	Exercisable	Life
$ 0.5	400,000	1.42 years
0.75	1,400,000	1.42 years
0.75	547,000	1.52 years
0.75	210,000	1.83 years
1.25	1,399,998	1.42 years
1.4	150,000	4.92 years

	4,106,998

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

8.	SHARE CAPITAL (Continued)

Warrants (Continued)

In addition to the warrants issued in connection with the private placement and convertible note financings as described above, during 2006, the Company issued 150,000 warrants in exchange for services at a price of $1.40 per share exercisable for a period of five years. The Company will expense the fair value of these warrants, estimated to be $142,500, over the related service contract period. During 2006, the Company expensed $11,300 of this fair value and $131,200 has been recorded as deferred compensation in stockholders’ equity.

The fair value of the warrants issued during the year for services was measured at the award date using the Black- Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 5%; expected volatility of 160% and average expected option life of 5 years.

9.	RELATED PARTY TRANSACTIONS

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

10.	COMMITMENTS

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

10.	COMMITMENTS (Continued)

b)

On January 18, 2007, the Company entered into essentially identical agreements with two persons to provide certain marketing and project development services, as well as on-site management and other activities. Opn December 13, 2006, those agreements were terminated effective October 31, 2006 by mutual agreement. They were replaced by a single, new, performance based agreement between the Company and the two other parties. The new agreement related to obtaining pipeline emissions reduction contracts. In addition to base fees, the new agreement provided for a performance based bnefit equal to 5% of the net revenue of benefits generated by the Company as a result of business development activities of the two other parties on behalf of the Company's Pipeline Emissions Strategic Business Unit. On March 7, 2007, the Company provided these parties with a notice of termination for the agreements to end May 31, 2007.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

10.	COMMITMENTS (Continued)

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

11.	INCOME TAXES

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

a)

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2006	2005
Corporate tax rate	34%	34%
Expected tax expense (recovery)	(1,893,000)	(18,500)
Non-deductible stock based compensation	845,100	-
Non-deductible finance costs	556,500	-
Unrecognized loss carry forward	491,400	18,500
Income tax provision	$-	-

b) The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2006	2005
Non-capital loss carry forwards	$522,900	$31,500
Valuation allowance	(522,900)	(31,500)

Net deferred tax asset	$-	$-

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

	c)	The Company has approximately $1,535,000 in net operating losses carried forward for income tax purposes which will expire, if not utilized, as follows:

2023	$23,000
2024	13,000
2025	54,000
2026	1,445,000
$1,535,000

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended November 30, 2006:

	*	the Company issued 150,000 restricted common shares with fair value of $120,000 for prepaid consulting service agreements. This amount was expensed;

	*	a total of $900,000 of convertible note principal and $29,129 of accrued interest was converted into 1,775,973 shares of the Company’s common stock;

	*	450,000 shares of common stock were issued with a fair value of $324,000 as a finders’ fee in connection with the convertible notes (see Note 7);

During 2006 the Company recorded non-cash finance costs totalling $1,636,747 (see Note 7), comprised of:

Amortization of the discount resulting from the allocation to warrants of proceeds from
convertible notes	$476,914
Amortization of the intrinsic value beneficial conversion feature of the convertible notes	768,292
Amortization of deferred finance costs resulting from payment of finders’ fees	391,541
$1,636,747

13.	SUBSEQUENT EVENTS

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

f)

On January 31, 2007 the agreement effective May 1, 2006 for provision of services of a Managing Director and Chief Executive Officer (see Note 10, Commitments, item (e) above) was cancelled by mutual agreement. It was replaced with an agreement effective February 1, 2007 and having a five year term. The other significant changes in the new agreement are:

		*	The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for European social fees;

		*	The option to acquire 4,250,000 common shares now vests as follows:

			i.	2,125,000 immediately;

			ii.	1,062,500 on July 31, 2007;

			iii.	1,062,500 on January 31,2008.

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

i)

On February 20, 2007 the Company completed an acquisition agreement which resulted in Global Greensteam LLC, a joint venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications. The Company’s interest in the new venture is 57%, with the other two companies holding 38% and 5% respectively. The Company will be the operating partner and be responsible for project and operational management of the venture and the biomass fuel supply contracts.

In recognition of investments already made by one of the other companies, the Company will invest the first $100,000 in the new venture. Subsequent investments will be on a 57 / 38 / 5 basis.

In recognition of design, supply and support services to be contributed by the 38% partner, the Company will issue 600,000 shares of restricted common stock in four amounts of 150,000 each as follows:

		*	First amount due at the time the first steam generating unit becomes operational;

		*	Second, third, and fourth amounts due respectively after 5, 10, and then 15 steam generating units become operational;

In recognition of design, supply and support services to be contributed by the 5% partner, the Company will issue 150,000 shares of restricted common stock in three amounts of 50,000 each as follows:

		*	First, second, and third amounts due respectively after 5, 10, and then 15 steam generating units become operational;

The merger consideration to be paid by the Company to third parties is as follows:

		*	150,000 shares of restricted common stock upon execution of the definitive agreement (now issued);

		*	850,000 shares of restricted common stock upon execution of a steam supply contract or similar contract with a major oil company;

		*	500,000 shares of restricted common stock if the initial steam generating unit achieves reasonably acceptable commercial production;

		*	500,000 shares of restricted common stock upon the earlier of (a) the one year anniversary of the execution of a steam supply contract, or (b) commissioning of a 4th steam generating unit;

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2006 AND 2005
(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENTS (Continued)

	*	1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;

	*	1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 15th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

j) On March 2, 2007, a total of $75,000 of convertible note principal and $4,932 of accrued interest was converted into 106,575 shares of the Company’s common stock.

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

*

We are currently negotiating with the Chief Operating Officer, the Chief Financial Officer, and the Vice President, Strategy and Business Development to formalize the terms of their relationships with the Company by way of contracts, with anticipated terms of three to five years.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	67	Chairman and a member of the board of directors
1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5
Robert Baker	53	Secretary and a member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2
J.Douglas Frater	56	President and Chief Executive Officer
Vossemburg 1
Tervuren 3080
Brussels, Belgium
Craig Harting	56	Chief Operating Officer
1804 McKee Street
Unit B6
San Diego, CA 92110
Arnold Hughes	53	Chief Financial Officer
3523 West King Edward Avenue
Vancouver, British Columbia
V6S 1M4

Michael Gilbert	-	Vice President, Strategy and Business Development
105 Longview Avenue
White Plains, NY 10605

Background of Officers and Directors

Elden Schorn - Chairman of the board of directors
     On January 5, 2006, Elden Schorn was appointed to our board of directors. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer while remaining as a member of the board of directors. His resignation was to allow Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of our board of directors. From 1996 to 2004, Mr. Schorn was the president of Schorn Consulting Ltd. Schorn Consulting Ltd. provided financial services, investor relations support and government relations consulting services to companies and industry associations, as well as to the Canadian Federal and British Columbia Provincial Government. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995 Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United

States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. From 1998 to 2003 Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

Robert Baker - Secretary and member of the board of directors
     On the inception of the company, Robert Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us and he continues to hold the positions of secretary and a member of the board of directors.

     Since May 27, 2005, Mr. Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, he has been the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

Douglas Frater - President and chief executive officer
     Since June 16, 2006, Mr. Frater has been our president and principal executive officer. Since March 2003, Mr. Frater has been a Managing Partner of Sigma Consult bvba, in Brussels, Belgium. Sigma Consult provided international consultancy, sales, marketing and business development services to a number of new technology and solution companies primarily in the oil and gas markets. From December 1995 to March 2003, Mr. Frater was with Honeywell International's Industrial Automation and Controls Division as Global Vice President - Oil and Gas and previously Sales Vice President, Europe, Middle East and Africa and Global Director, Oil and Gas Business and International Projects. Mr. Frater's work with Honeywell included senior management assignments in Europe, the Middle East and Asia. He has over 30 years experience in the oil and gas and petrochemical industry including start-up companies and joint ventures in the UK and China. Mr Frater has a B.Sc. in Industrial Control Engineering from Teesside University. Mr. Frater's other business experience was with ICS plc in Scotland and the Middle East where he was a Director and General Manager for 15 years. He started his career with BP where he worked for 6 years.

Craig Harting - Chief operating officer
     On joining Global Green Solutions in May of 2006, Craig Harting was appointed Vice President of Marketing and Technology. On December 5, 2006, he was appointed Chief Operating Officer. Prior to joining Global Green Solutions, Mr. Harting served as Chief Investment Officer of Integrated Wealth Management, a registered investment advisory firm beginning in May 2003. From September 1973 to February 2003, Mr. Harting was employed by the Industrial Business unit of Honeywell Inc., a global technology company. From January 2000 to February 2003, Mr. Harting served as Vice President of Project Operations. From February 1995 to December 1999, he was Vice President of Global Project Sales. From May 1991 to January 1995, Mr. Harting was Vice President of Marketing. From September 1973 to May 1991, Mr. Harting held a variety of positions in management, marketing, engineering and operations.

Arnold Hughes - Chief financial officer and chief accounting officer
     Since April 27, 2006, Mr. Hughes has been our principal financial officer and principal accounting officer. Since June 16, 2006, Mr. Hughes has been our treasurer. From March 2006 to August 2006, Mr. Hughes was a senior associate with MCSI Consulting Services Inc of Vancouver, Canada, a corporate financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services. From December 2002 to February 2006, Mr. Hughes was a consultant with Team Development Plus, a management and operational effectiveness consulting firm in Vancouver, Canada. From January 1999 to November 2002, Mr. Hughes was a senior executive with the Connor, Clark & Lunn Financial Group, a Vancouver, Canada based institutional investment management group, first as chair of the Business Operations Team of Connor, Clark & Lunn Investment Management Ltd. and then as Chief Financial Officer of the Connor, Clark &Lunn Financial Group. From February 1993 to December 1998, Mr. Hughes was Controller of Pexim Enterprises Inc., a specialty lumber trading company in Vancouver, Canada, with principal markets in Japan and Western Europe. Mr. Hughes has an MBA from Simon Fraser University and a B.Sc. from the University of British Columbia. Mr. Hughes' other business experience includes financial and accounting roles in the cellular communications, sulphur, and oil and gas industries.

Michael Gilbert - Vice President, Strategy and Business Development
     On February 22, 2007, Michael H. Gilbert was named vice president, strategy and business development of the Company. Mr. Gilbert will be primarily responsible for the business development and marketing of Vertigro, the Company’s algae-to-biofuel technology. Since 2002, Mr. Gilbert has been an independent business strategy consultant to the Cleantech Industry. He provides strategic business and technical analysis, evaluation and advice to a variety of Cleantech client companies. Since 2005, Mr. Gilbert has been the manager for future strategy, corporate strategy department with Pitney Bowes Inc. His responsibilities include identifying, evaluating and monitoring external trends that may affect Pitney Bowes Inc., its business environment and core value proposition. From 1998 to 2005, Mr. Gilbert was the manager for energy, environment health & safety: environmental health and safety department for Pitney Bowes Inc. His responsibilities included environmental due diligence on acquisitions, member of team achieving ISO 14001 certification, conducted comprehensive environmental and health & safety audits of Pitney Bowes and its primary vendors, and managed all Pitney Bowes Superfund projects and liabilities. Mr. Gilbert graduated from the University of Connecticut with a Masters of Business Administration degree. Mr. Gilbert graduated from Cornell University with a Masters of Science degree. Mr. Gilbert graduated from Cornell University with a Bachelor of Science degree.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-
						Equity	Non-
						Incentive qualified		All
						Plan	Deferred	Other
				Stock	Option	Compen- Compens Compen-
Name and		Salary	Bonus	Awards	Awards	sation	ation	sation	Totals
Principal Position	Year	($)*	($)	($)	($)	($)	($)	($)	($)
J.Douglas Frater,	2006	$77,290	-		$925,600	-	-	-	$1,002,890
Principal Executive	2005	-	-	-	-	-	-	-	-
Officer (1), (3)
Craig Harting,	2006	$44,000	-	-	$235,000	-	-	-	$279,000
Chief Operating
Officer (2), (3)	2005	-	-	-	-	-	-	-	-
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

Director Compensation
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Elden Schorn (1), (3)	$57,000	-	$235,000	-	-	-	$292,000
Robert Baker (2), (3)	$41,250	-	$497,700	-	-	-	$538,950

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
as a Group (6 persons) [5]

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

[4]	Within 60 days of February 28, 2007, pursuant to options, Mr. Harting has the right to acquire a further 250,000 shares of our common stock.

[5]	Within 60 days of February 28, 2007, pursuant to options, the Officers and Directors as a Group (6 persons) have the right to acquire a further 3,900,000 shares of our common stock.

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

PART IV

ITEM 13. EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant’s Form SB-2 registration Statement filed with the Securities and Exchange Commission, SEC file #333-112266 on January 28, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
10.1	K1 Mining Claim.
10.2	Bill of Sale.
99.1	Subscription Agreement.

     The following documents are incorporated by reference from our Form 10-KSB for the period ending November 30, 2004:

Exhibit No.	Document Description
14.1	Code of Ethics.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

     The following documents are incorporated by reference from our Form 10-KSB for the period ending November 30, 2005:

Exhibit No.	Document Description
10.1	Contract with Sealweld International Company Ltd.
10.2	Consulting Agreement with Windstone Financial Corp.
10.3	Consulting Agreement with Woodburn Holdings Ltd.
10.4	Contract with Hugh Chisholm.
10.5	Contract with Bruce Chisholm.
10.6	Consulting Agreement with West Peak Ventures of Canada Limited.

     The following documents are filed with this report:

Exhibit No.	Document Description
10.1	Financial Investor Relations Contract between Global Green Solutions Inc. and Murdock
Capital Partners Corp.
10.2	Consulting Agreement between Global Green Solutions Inc. and Murdock Capital Partners
Corp.
10.3	Product Development Agreement between MK Enterprises LLC and Valcent Products, Inc.
10.4	Agreement Letter between Global Green Solutions Inc., Pagic LP, West Peak Ventures of
Canada Limited and Valcent Products Inc.
10.5	Web Services Agreement between Market Pathways Financial Relations Inc. and Sweetwater
Capital Corp. on behalf of Global Green Solutions Inc.
10.6	Public Relations Contract between Global Green Solutions and Vorticom Inc.
10.7	Service Agreement between Global Green Solutions and McCloud Communications LLC.
10.8	Addendum A to Service Agreement.
10.9	Agreement with Chisholm Brothers International.
10.1	Asset Purchase Agreement between Global Green Solutions Inc. and Chisholm Brothers
International.
10.11	Public Relations
10.12	Consulting Agreement between Global Green Solutions Inc. and New Energy Fund LP.
10.13	Cancellation Agreement of Executive Services Agreement.
10.14	State of Delaware Certificate of Incorporation for Greensteam Acquisition Company Inc.
10.15	Executive Services Agreement.
10.16	Consulting and Right of First Refusal Agreement between Global Green and David Kahn.
10.17	Agreement and Plan of Merger.
10.18	Certificate of Merger of Global Greensteam and Greensteam Development.
10.19	Closing Certificate of Greensteam Development.
23.1	Consent of Morgan & Company, Chartered Accountants.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 2007.

GLOBAL GREEN SOLUTIONS INC

BY: J.DOUGLAS FRATER
       J. Douglas Frater, President and Principal Executive
      Officer

BY: ARNOLD HUGHES
       Arnold Hughes, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ELDEN SCHORN	Chairman and member of the board of directors	March 26, 2007
Elden Schorn

ROBERT M. BAKER	Secretary and member of the board of	March 26, 2007
Robert M. Baker	directors.