Form 10QSB
period 2007-02-28
GLOBAL GREEN SOLUTIONS INC.
filed 2007-04-16
CIK 1277576

===============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 000-51198

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORP.)
(Exact name of registrant as specified in its charter)

NEVADA	20-8616221
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

789 West Pender Street
Suite 1010
Vancouver, BC
Canada V6C 1H2
(Address of principal executive offices)

(604) 408-0153
Toll Free (866) 408-0153
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

The registrant is a Shell corporation. YES [  ] NO [X]

===============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2007	2006

ASSETS
Current
Cash and cash equivalents	$ 3,455,120	$ 748,309
Accounts receivable	88,304	5,377
Prepaid expenses	66,873	13,123
Deferred financing costs	58,981	140,647
	3,669,278	907,456

Advances for Pilot Project (Note 3)	1,196,841	393,271
Intangible Asset (Note 4)	-	100
Equipment	8,873	9,569

	$ 4,874,992	$ 1,310,396

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 181,030	$ 211,358
Convertible notes (Note 5)	532,603	372,822
	713,633	584,180

STOCKHOLDERS’ EQUITY
Share Capital (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
34,942,544 common shares at February 28, 2007	349	302
30,234,344 common shares at November 30, 2006

Additional Paid-In Capital	10,885,888	6,228,265
Warrants	2,232,300	1,153,400
Deferred Compensation	(1,176,650)	(998,000)
Accumulated Deficit	(7,780,528)	(5,657,751)
	4,161,359	726,216

	$ 4,874,992	$ 1,310,396

The accompanying notes are an integral part of these financial statements.
F-1

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 28		FEBRUARY 28
	2007	2006	2007

Revenue	$ -	$ -	$ -

Expenses
Consulting fees	407,715	40,000	849,478
Exploration expenditures	-	-	20,000
Finance charges	229,611	-	1,866,358
Interest and bank charges	16,400	183	77,645
Mineral claim payment	-	-	7,500
Office and sundry	121,710	6,820	293,277
Professional fees	72,069	6,229	314,233
Project development expenses	196,807	172,479	816,205
Stock-based compensation	1,087,300	-	3,572,900

Operating Loss	(2,131,612)	(225,711)	(7,817,596)

Other Income
Interest income	8,835	-	37,068

Net Loss For The Period	$ (2,122,777)	$ (225,711)	$ (7,780,528)

Basic And Diluted Loss Per Common Share	$ (0.07)	$ (0.01)

Weighted Average Number Of Common Shares
Outstanding	31,320,262	24,080,000

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	THREE MONTHS ENDED		2003 TO
	FEBRUARY 28		FEBRUARY 28,
	2007	2006	2007
Cash Used In Operating Activities
Net loss for the period	$ (2,122,777)	$ (225,711)	$ (7,780,528)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation	696	182	1,841
Non-cash finance charges	229,611	-	1,866,358
Stock-based compensation	1,087,300	-	3,572,900
Non-cash services	220,800	-	340,800
Accrued and unpaid interest	11,836	-	68,581
Non-cash write off of intangible asset	100	-	100
Accounts receivable	(82,927)	-	(88,304)
Prepaid expenses	(53,750)	-	(66,873)
Accounts payable and accrued liabilities	(30,328)	42,930	181,030
	(739,439)	(182,599)	(1,904,095)
Cash Flows Used In Investing Activities
Purchase of intangible asset	-	(100)	(100)
Acquisition of equipment	-	(2,396)	(10,714)
Advances for pilot project	(803,570)	-	(1,196,841)
	(803,570)	(2,496)	(1,207,655)
Cash Flows From Financing Activities
Issue of share capital	4,249,820	-	5,141,870
Net proceeds from convertible notes	-	-	1,425,000
Related parties	-	223,124	-
	4,249,820	223,124	6,566,870

Increase In Cash and Cash Equivalents	2,706,811	38,029	3,455,120
Cash and Cash Equivalents, Beginning Of Period	748,309	23,173	-
Cash and Cash Equivalents, End Of Period	$ 3,455,120	$ 61,202	$ 3,455,120
Cash And Cash Equivalents Are Comprised Of:
Cash	$ 797,898	$ 61,202
Short term deposit	2,657,222	-
	$ 3,455,120	$ 61,202
Supplemental Information
Cash Activities:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Non-Cash Investing and Financing Activities (Note 9)

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO FEBRUARY 28, 2007

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARE	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	DEFICIT	TOTAL
Shares issued for cash at
$0.00001	$ 20,000,000	$ 200	$ (150)	$ -	$ -	$ -	$ -	$ 50
Net Loss for the period	-	-	-		-	-	(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)		-	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500		-	-	38,500
Net loss for the year	-	-	-		-	-	(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500		-	(35,792)	2,758

Shares issued for cash at
$0.025 on January 5, 2005	4,080,000	40	101,960	(38,500)		-	-	63,500
Net loss for the year	-	-	-		-	-	(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810		-	-	(89,989)	12,061

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO FEBRUARY 28, 2007 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	DEFICIT	TOTAL

Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$-	$-	$ (89,989)	$12,061

Shares issued for consulting
services – April 3, 2006	150,000	2	119,998	-	-	-	-	120,000
Shares issued for cash at $0.05
– May 3, 2006	2,000,000	20	99,980	-	-	-	-	100,000
Shares issued as finder’s fees in
connection with convertible
debt on May 3, 2006	450,000	5	323,995	-	-	-	-	324,000
Fair value of warrants issued as
finder’s fees in connection
with convertible debt on May
5, 2006	-	-	-	-	429,000	-	-	429,000

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO FEBRUARY 28, 2007 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	DEFICIT		TOTAL
Fair value of convertible debt
warrants	-	$-	$-	$ -	$574,500	$-	$-		$574,500
Intrinsic value of beneficial
conversion feature	-	-	925,500	-	-	-	-		925,500
Private placement, June 7,
2006, inclusive of finders’ fee
units	1,094,000	11	347,989	-	152,000	-	-		500,000
Debt conversion, net of
deferred finance costs of
$49,302	320,496	3	105,495	-	-	-	-		105,498
Private placement, September
29, 2006, inclusive of finder’s
fee units and net of cash
finder’s fee of $10,000	420,000	4	133,596	-	56,400	-	-		190,000
Debt conversion, October 4,
2006, net of deferred finance
costs of $184,883	1,091,601	11	395,853	-	-	-	-		395,864
Debt conversion, October 6,
2006, net of deferred finance
costs of $61,627	363,876	4	131,951	-	-	-	-		131,955
Cashless warrant exercise,
October 6, 2006	264,371	2	200,998	-	(201,000)	-	-		-
Stock-based compensation	-	-	3,341,100	-	142,500	(998,000)			2,485,600
Net loss for the year	-	-	-	-	-	-	(5,567,762)		(5,567,762)

Balance, November 30, 2006	30,234,344	$302	$6,228,265	$ -	$1,153,400	$(998,000)	$(5,657,751	) $	726,216

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO FEBRUARY 28, 2007 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS COMPENSATION		DEFICIT	TOTAL
Balance, November 30, 2006	30,234,344	$302	$6,228,265	$-	$1,153,400	$(998,000)	$(5,657,751)	$726,216
Shares issued for cash on
exercise of options	20,000	-	10,000	-	-	-	-	10,000
Private placement, January 3,
2007, net of cash fee	1,062,000	11	745,689	-	256,300	-	-	1,002,000
Shares issued for consulting
services – February 14, 2007	25,000	-	31,250	-	-	(31,250)	-	-
Shares issued for consulting
services – February 14, 2007	12,000	-	15,000	-		(15,000)	-	-
Shares issued for consulting
services – February 14, 2007	200,000	2	189,998	-		-	-	190,000
Private placement, February 21,
2007, net of cash fee	3,385,000	34	2,433,986	-	803,800	-	-	3,237,820
Finders’ fee shares, February
21, 2007	4,200	-	-	-	-	-	-	-
Private placement finder’s fee
warrants, February 21, 2007	-	-	(18,800)	-	18,800	-	-	-
Stock-based compensation	-	-	1,250,500	-	-	(389,200)	-	861,300
Amortization of deferred
compensation	-	-	-	-	-	256,800	-	256,800
Net loss for the period	-	-	-	-	-	-	(2,122,777)	(2,122,777)

Balance, February 28, 2007	34,942,544	$349	$10,885,888	$-	$2,232,300	$(1,176,650)	$(7,780,528)	$4,161,359

The accompany notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Global Green Solutions Inc. (“the Company”) was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval, effective March 31, 2006, the Company changed its name to Global Green Solutions Inc. to reflect the Company’s change of business focus from the acquisition and exploration of mining claims to the development of alternative energy resources. During the year ended November 30, 2006, the Company acquired a United Kingdom incorporated subsidiary which has been completely dormant to date and has no material impact on the Company’s results of operations or financial position.

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

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2006. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2006 financial statements has been omitted. The results of operations for the three month period ended February 28, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from these financial instruments. Management has determined and recorded the fair value of the convertible notes as described in Note 5.

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

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended February 28, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 28, 2007, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to February 28, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, Valcent and the Company have agreed to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The agreement is to be the basis for a contract between the Company and Valcent which will be the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational by July 2007. The agreement requires the Company to contribute up to $3,000,000 to cover the estimated cost of the plant. Costs advanced to date total $1,196,841. Those advances are recoverable on a priority basis from net revenue generated by the new venture, as determined under the agreement. During the period in which the advances are not yet fully recovered, the ownership interests will be 80% the Company and 20% Valcent. In the period following the full recovery of the advances, the interests will be 70% the Company and 30 % Valcent.

4.	INTANGIBLE ASSET

On December 23, 2005, the Company entered into an agreement with the principals (“Principals”) of Sealweld International Company Ltd. (“SWI”), to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition was accounted for as an intangible asset. On March 7, 2007, the Company provided notice of termination to the Principals for their service agreement to end May 31, 2007. As a result, the intangible asset is no longer considered to have value and has been written off.

5.	CONVERTIBLE NOTES

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES (Continued)

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

During the three months ended February 28, 2007, the Company recorded as finance charges, $56,663 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $91,282 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $106,849.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES (Continued)

During the three months ended February 28, 2007, none of convertible note principal and accrued interest was converted into shares of the Company’s common stock, leaving $600,000 of convertible note principal and $39,452 of accrued interest outstanding as at February 28, 2007.

When the convertible notes were issued in 2006, the Company paid finders’ and other fees in connection with the notes with a total fair value of $828,000 as follows:
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

The Company recorded these fees as deferred financing costs to be amortized on a straight-line basis over the term of the notes. In the event of conversion of any or all of the face amount of the notes, the proportionate amount of these unamortized costs as of the date of conversion is charged to additional paid-in capital. During the three months ended February 28, 2007, the Company expensed $81,666 of these costs, charged $NIL to additional paid-in capital on note conversions, leaving $58,981 unamortized as at February 28, 2007.

6.	SHARE CAPITAL

During the three months ended February 28, 2007, the Company issued shares of common stock as follows:

	i)	20,000 shares on the exercise of stock options at a price of $0.50 per share;

ii)

37,000 shares with a combined fair value of $46,250 in connection with two one year consulting agreements representing the first quarterly instalment (total of 148,000 shares to be issued) paid in advance, of which $30,800 was expensed during the period;

	iii)	200,000 shares with a fair value of $190,000 for consulting services which were expensed during the period;

iv)

1,062,000 units for a private placement at a price of $1.00 per unit for total gross proceeds of $1,062,000. In addition, the Company issued 75,000 special units purchase warrants and paid cash of $60,000 as finders’ fees.  Each private placement unit consisted of one share of common stock and one half share purchase warrant, with each whole share purchase warrant being exercisable into one restricted share of common stock at a price of $1.40 to June 27, 2008. Each of the special units purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit to June 27, 2008, with each unit being identical to the related private placement units; and

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (Continued)

v)

3,385,000 units for a private placement at a price of $1.00 per unit for total gross proceeds of $3,385,000. In addition, the Company issued 90,000 special units purchase warrants, issued 4,200 restricted common shares, issued 39,690 share purchase warrants and paid cash of $147,180 as finders’ fees. Each private placement unit consisted of one share of common stock and one half share purchase warrant. Each of the special units purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit to August 19, 2008, with each unit being identical to the related private placement units. The finders’ fee warrants and the warrants underlying the private placement units and the special units purchase warrants are all exercisable at a price of $1.40 per share to August 19, 2008.

Stock Options

During the three months ended February 28, 2007, the Company granted a total of 800,000, stock options at exercise prices ranging from $0.50 to $1.00 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $845,000 on a straight-line basis, over the expected term of the options, which is based on the options’ contractual term.

During the three months ended February 28, 2007, the Company expensed $146,600 of this fair value, $389,200 has been recorded as deferred compensation in stockholders’ equity, and $309,200 will be recorded on the future vesting of options.

The fair value of the common stock options granted during the quarter was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.7%; expected volatility of 155 % and average expected option term of 3.00 years.

The Company’s stock option activity for the quarter is as follows;
			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life

Balance outstanding, November 30, 2006	7,625,000	$0.2	22.40 years

Granted during the quarter	800,000	$0.69
Exercised during the quarter	(20,000)	$0.50

Balance outstanding, February 28, 2007	8,405,000	$0.27	2.22 years

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (Continued)

Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at February 28, 2007:

	Stock Options	Stock Options	Weighted Average
	Issued and	Outstanding and	Remaining
Exercise Prices	Outstanding	Exercisable	Contractual Life

$0.00001	4,250,000	2,125,000	2.17 years
$0.50	80,000	80,000	0.42 years
$0.50	1,300,000	1,300,000	1.89 years
$0.50	675,000	675,000	1.93 years
$0.50	200,000	100,000	2.15 years
$0.50	1,100,000	1,100,000	2.72 years
$0.50	500,000	104,150	2.80 years
$1.00	300,000	300,000	2.89 years
	8,405,000	5,784,150

Warrants
The Company’s warrant activity for the quarter is as follows;

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Balance, November 30, 2006	4,106,998	$0.92	1.58 years
Granted during the quarter	2,263,190	$1.40
Expired / forfeited during the quarter	-	-
Exercised during the quarter	-	-
Balance, February 28, 2007	6,370,188	$1.09	1.37 years

As described above, as at February 28, 2007, the Company has 165,000 special units purchase warrants outstanding at an exercise price of $1.00 for periods ending from June 27, 2008 to August 19, 2008. Each of the special units purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit, with each unit being identical to the related private placement units. The special units purchase warrants have not been included in the table of warrants outstanding above. The fair value of these special units purchase warrants of $133,200 has been included in the portion of the corresponding financing proceeds charged to Additional Paid In Capital.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (Continued) Warrants (Continued)

		Weighted
	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Prices	Exercisable	Life
$0.50	400,000	1.18 years
$0.75	1,399,999	1.18 years
$0.75	547,000	1.28 years
$0.75	210,000	1.59 years
$1.25	1,399,999	1.18 years
$1.40	531,000	1.33 years
$1.40	1,732,190	1.47 years
$1.40	150,000	4.68 years

	6,370,188

7.	RELATED PARTY TRANSACTIONS

During the quarter, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at February 28, 2007 that are not otherwise disclosed elsewhere:

	-	During the quarter, the Company paid consulting fees to directors, officers and other related parties of the Company in the amount of $124,580 (2006 - $40,000).

-

As at February 28, 2007, $47,493 was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. The balance owing to related parties at February 28, 2006 was $Nil.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS

a)

Effective December 15, 2006 the Company entered into an agreement with a term of 360 days for the provision of consulting services relating to management advice and strategic planning. The compensation provided for under the agreement is as follows:

		i)	$3,000 for every 30 day period;

		ii)	4,000 restricted common shares per month, to be issued on a quarterly basis in advance, commencing January 1, 2007 (12,000 common shares were issued in the quarter );

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

c)

On January 17, 2007 the Company entered into an agreement for the provision of certain marketing consulting services for a one year term. As compensation for these services the Company agreed to issue 300,000 stock options to purchase common shares, exercisable at $1.00.

d)

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

e)

On February 14, 2007, the Company issued 200,000 shares of restricted common stock as consideration in connection with a proposed agreement for financial advice already received and further contemplated.

|F-16

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS (Continued)

f)

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter:

*

the Company issued 237,000 restricted common shares with fair value of $236,250 for consulting service agreements. Of this amount $220,800 was expensed and $15,450 was recorded as deferred compensation.

During the quarter the Company recorded non-cash finance costs totalling $229,611 comprised of:

Amortization of the discount resulting from the allocation to warrants of
proceeds from convertible notes	$56,663
Amortization of the intrinsic value beneficial conversion feature of the
convertible notes	91,282
Amortization of deferred finance costs resulting from payment of
finders’ fees	81,666
$229,611

10.	SUBSEQUENT EVENTS

	a)	150,000 shares of the Company’s common stock were issued on March 7, 2007 as initial consideration in connection with the agreement dated February 20, 2007 (Note 8).

	b)	On March 2, 2007, a total of $75,000 of convertible note principal and $4,932 of accrued interest was converted into 106,575 shares of the Company’s common stock.

	c)	On March 20, 2007, a total of $35,000 of convertible note principal and $2,400 of accrued interest was converted into 50,915 shares of the Company’s common stock.

d)

On March 19, 2007, the Company signed an agreement to form a joint venture business in South Africa with C&C Green Technologies PTY LTD., a South African private company. The new company, Global Green Solutions PTY LTD. will manufacture, market and sell the Company’s products as well as provide technical support for projects in South Africa and sub-Sahara countries. To date the Company has not acquired an ownership interest in the new entity.

	e)	On April 4, 2007, for cash proceeds of $10,000, 20,000 shares of the Company’s common stock were issued on the exercise of 20,000 options at a price of $0.50.

f)

On April 4, 2007, 12,000 shares of the Company’s common stock were issued, being the second quarterly instalment of shares due in connection with a consulting services agreement effective December 15, 2006.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We have not had revenues from operations in each of the last two fiscal years. In accordance with Item 303 of Regulation SB, we therefore provide the following information:

(a) Plan of Operation

     Our objective is the further development, acquisition and implementation of ecotechnologies which support our growth in renewable energy and greenhouse gas emissions reduction in the global energy sector. During 2006, we commenced the development and acquisition of these technologies specifically in the areas of natural gas pipeline emissions reduction, biodiesel feedstock and biomass combustion.

     We expanded our portfolio of green technologies, solutions and services from its initial natural gas pipeline emissions reduction business. We entered the fast growing renewable energy sector and specifically biodiesel feedstock and biomass combustion. All three “green” technology applications attract Carbon Credit generation in support of our credit trading objectives. The company is now structured into four “Strategic Business Units”;

1) Renewable Energy;

(a) “Vertigro Energy” - a biodiesel feedstock technology which uses algae to sequester carbon dioxide using the sun’s energy to produce a biomass from which vegetable oil can be extracted.

(b) “Greensteam” -- a biomass combustion technology which uses wood, crop and agricultural biowaste as a fuel to produce hot gases which convert water to steam in a steam generation unit.

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

Milestones Planned for Fiscal Year 2007

Senior Management
(a) Recruit a Vice President of Strategy and Business Development to focus on the Renewable Energy market. This was completed with Michael
     Gilbert joining the company in March, 2007.
(b) A Manager of Operations and a Manager of Fuel Supply were contracted for the Greensteam (California) project starting in January, 2007.

South Africa Legal Entity
(a) Incorporate Global Green Solutions Pty Ltd in South Africa as a subsidiary of Global Green Solutions Ltd. This company will provide business development, sales, marketing, project and sales services for South and Southern Africa.
(b) Sign an agreement with C&C Green Technologies Pty in South Africa to become a joint venture partner in the development, construction, implementation and servicing of projects in South and Southern Africa. This was completed in March, 2007

Renewable Energy Business;
Vertigro Energy
(a) Complete construction of El Paso Pilot Plant and R&D Facility with Phase 1 operational in March 2007, Phase 2 operational June 2007, Phase 3 operational September 2007 and Phase 4 operational December 2007.
(b) Fund the El Paso R&D program to test various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields.
(c) Develop by-product commercialization options and strategies.
(d) Commence manufacture of key technology equipment and materials for first customer facilities.
(e) Sign contracts with initial strategic biodiesel production customers / partners in the USA, Europe and South Africa for the first operational Vertigro
     Energy facilities.

Greensteam –
(a) Sign a Definitive Agreement with a major Californian Oil and Gas Company for the supply of steam for oil production using generators fuelled by wood biomass waste.
(b) First Greensteam production unit to be engineered, constructed, installed, tested and commercially operational, generating first revenues.
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
(d) Sign a Memorandum of Understanding and Definitive Agreement with a Central Asian country leading to a natural gas pipeline emissions reduction contract which will generate “Green” / Carbon Credits for trading.

Carbon Credit Trading
(a) Enter into first contracts for carbon credit generation and trading.

Cash Requirements

     Our cash situation is very solid, with $3,455,120 cash on hand as of February 28, 2007. We expect that this will be sufficient to cover the cost of our operations for a considerable portion of the year ending November 30, 2007.

     As the Vertigro pilot project nears completion, further advances from us will be required. Construction of the initial Greensteam generator unit, expected to occur in the latter part of the year, will also require funding from us, as we will be responsible for 57% of those costs.

     Therefore we will likely require additional funding during the twelve months ending November 30, 2007, primarily by way of further private placements of securities, although debt financing is also being considered.

     We believe that our Greensteam business in particular, will be suitable for debt based financing, having hard assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. There may also be opportunities to pre-sell the Vertigro technology or licencing thereof, which will reduce the need for raising additional funds.

Research and Development

     The research and development of the “Vertigro” biofuel feedstock technology is based in El Paso, Texas at a purpose built 6 acre site providing for a laboratory, offices, R&D plant and a future small scale commercial plant planned in Q4/ 2007. The “Vertigro” technology plan is to make available small commercial projects for strategic customers in Q1/ 2008 which will be ramped up to full scale production facilities commencing Q4/ 2008.

     The research and development of the “Greensteam” waste biomass combustion and steam generation technology is based in Bakersfield, California in conjunction with our “Onyx” and “ITS” technology partners from their factories in the USA. The Greensteam technology plan is to install the first unit with a major Californian oil and gas production company in Q3/2007 and after finalization of testing to commence phased delivery of multiple units over 2008 and 2009.

(c)	Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Information required by Item 701 of Regulation S-B for all sales of unregistered securities by the Company during the quarter has previously been reported on a Current Report on Form 8-K and is therefore not furnished here.

ITEM 6. EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
10.18	Certificate of Merger of Global Greensteam and Greensteam Development.
10.19	Closing Certificate of Greensteam Development.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as
adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2007.

GLOBAL GREEN SOLUTIONS INC.

BY: JAMES D. FRATER
       James Douglas Frater
       President and Principal Executive Officer

BY: ARNOLD R. HUGHES
       Arnold R. Hughes
       Chief Financial Officer