Form 10QSB
period 2007-05-31
GLOBAL GREEN SOLUTIONS INC.
filed 2007-07-23
CIK 1277576

=======================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X]   No [  ]

The registrant is a Shell corporation. YES [  ]   NO [X]

========================================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2007	2006

ASSETS
Current
Cash and cash equivalents	$1,026,152	$748,309
Accounts receivable	53,247	5,377
Prepaid expenses	26,660	13,123
Deferred financing costs	-	140,647
	1,106,059	907,456

Advances for Pilot Project (Note 3)	2,872,087	393,271
Intangible Asset (Note 4)	160,500	100
Equipment	8,177	9,569

	$4,146,823	$1,310,396

LIABILITIES
Current
Accounts payable and accrued liabilities	$224,965	$211,358
Convertible notes (Note 5)	-	372,822
	224,965	584,180

STOCKHOLDERS’ EQUITY
Share Capital (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
38,214,661 common shares at May 31, 2007	382
30,234,344 common shares at November 30, 2006		302

Additional Paid-In Capital	12,625,971	6,228,265
Warrants	2,225,350	1,153,400
Deferred Compensation	(1,089,550)	(998,000)
Accumulated Deficit	(9,840,295)	(5,657,751)
	3,921,858	726,216

	$4,146,823	$1,310,396

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 10, 2003
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	MAY 31		MAY 31		MAY 31
	2007	2006	2007	2006	2007

Expenses
Consulting fees	$ 287,218	$ 59,108	$ 694,933	$ 99,108	$ 1,136,696
Exploration expenditures	-	-	-	-	20,000
Finance charges	153,226	-	382,837	-	2,019,584
Finders’ fees	-		-	180,097	-
Interest and bank charges	9,919	107,819	26,319	108,002	87,564
Mineral claim payment	-	-	-	-	7,500
Office and sundry	205,925	16,801	327,635	23,621	499,202
Professional fees	113,427	90,362	185,496	96,591	427,660
Project development expenses	409,199	71,689	606,006	244,168	1,225,404
Stock-based compensation	941,100	253,956	2,028,400	253,956	4,514,000

	(2,120,014)	(779,832)	(4,251,626)	(1,005,543)	(9,937,610)

Interest income	20,902	-	29,737	-	57,970

Loss Before Non-controlling
Shareholder Interest	(2,099,112)	(779,832)	(4,221,889)	(1,005,543)	(9,879,640)
Non-controlling Shareholder
Interest	39,345	-	39,345	-	39,345
Net Loss for the Period	$ (2,059,767)	$ (779,832) $ (4,182,544) $ (1,005,543)			$ (9,840,295)

Basic And Diluted Loss Per
Common Share	$ (0.06)	$ (0.03)	$ (0.12)	$ (0.04)

Weighted Average Number Of
Common Shares Outstanding	36,261,601	24,948,478	33,836,060	24,519,011

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
	SIX MONTHS ENDED		INCEPTION
	MAY 31		JUNE 10, 2003
	2007	2006	To MAY 31, 2007
Cash Used In Operating Activities
Net loss for the period	$(4,182,544)	$(1,005,543)	$(9,840,295)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation	1,392	1,720	2,537
Equity in loss of subsidiaries	(39,345)	-	(39,345)
Non-cash finance charges	382,837	281,521	2,019,584
Stock-based compensation	2,028,400	253,956	4,514,000
Non-cash services	262,150	-	382,150
Accrued and unpaid interest	18,533	-	75,278
Non-cash write off of intangible asset	100	-	100
Accounts receivable	(8,525)	(15,845)	(13,902)
Prepaid expenses	(13,537)	(4,968)	(26,660)
Accounts payable and accrued liabilities	13,607	34,792	224,965
	(1,536,932)	454,367	(2,701,588)
Cash Flows Used In Investing Activities
Purchase of intangible asset	-	(100)	(100)
Acquisition of equipment	-	(4,278)	(10,714)
Advances for pilot project	(2,478,816)	-	(2,872,087)
	(2,478,816)	(4,378)	(2,882,901)
Cash Flows From Financing Activities
Issue of share capital	4,293,591	100,000	5,185,641
Net proceeds from convertible notes	-	1,425,000	1,425,000
Stock subscriptions	-	265,000	-
	4,293,591	1,790,000	6,610,641
Increase In Cash and Cash Equivalents	277,843	1,331,255	1,026,152
Cash and Cash Equivalents, Beginning Of Period	748,309	23,173	-
Cash and Cash Equivalents, End Of Period	$1,026,152	$1,354,428	$1,026,152
Cash And Cash Equivalents Are Comprised Of:
Cash	$1,026,152	$351,880
Short term deposit	-	1,002,548
	$1,026,152	$1,354,428
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO MAY 31, 2007

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN		SUBSCRIPTIONS			DEFERRED		ACCUMULATED
	SHARES	VALUE	CAPITAL		RECEIVED		WARRANTS	COMPENSATION		DEFICIT	TOTAL

Shares issued for cash at
$0.00001	20,000,000	$200	$(150	) $		-	$-	$ -	$	- 50
Net Loss for the period	-	-	-			-	-	-		(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)			-	-	-		(22,678)	(22,628)

Subscriptions received	-	-	-		38,500		-	-		-	38,500
Net loss for the year	-	-	-			-	-	-		(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)		38,500		-	-		(35,792)	2,758

Shares issued for cash at
$0.025 on January 5, 2005	4,080,000	40	101,960		(38,500)		-	-		-	63,500
Net loss for the year	-	-	-			-	-	-		(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810			-	-	-		(89,989)	12,061

Shares issued for consulting
services – April 3, 2006	150,000	2	119,998			-	-	-		-	120,000
Shares issued for cash at $0.05
– May 3, 2006	2,000,000	20	99,980			-	-	-		-	100,000
Shares issued as finder’s fees
in connection with convertible
debt on May 3, 2006	450,000	5	323,995			-	-	-		-	324,000
Fair value of warrants issued as
finder’s fees in connection
with convertible debt on May
5, 2006	-	-	-			-	429,000	-		-	429,000

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO MAY 31, 2007 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIIPTIONS			DEFERRED		ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS		COMPENSATION		DEFICIT		TOTAL

Fair value of convertible debt
warrants	-	$-	$-	-	$574,500	$	- $		- $		574,500
Intrinsic value of beneficial
conversion feature	-	-	925,500	-	-		-		-		925,500
Private placement, June 7,
2006, inclusive of finders’ fee
units	1,094,000	11	347,989	-	152,000		-		-		500,000
Debt conversion, net of
deferred finance costs of
$49,302	320,496	3	105,495	-	-		-		-		105,498
Private placement, September
29, 2006, inclusive of finder’s
fee units and net of cash
finder’s fee of $10,000	420,000	4	133,596	-	56,400		-		-		190,000
Debt conversion, October 4,
2006, net of deferred finance
costs of $184,883	1,091,601	11	395,853	-	-		-		-		395,864
Debt conversion, October 6,
2006, net of deferred finance
costs of $61,627	363,876	4	131,951	-	-		-		-		131,955
Cashless warrant exercise,
October 6, 2006	264,371	2	200,998	-	(201,000)		-		-		-
Stock-based compensation	-	-	3,341,100	-	142,500		(998,000)				2,485,600
Net loss for the year	-	-	-	-	-		-		(5,567,762)		(5,567,762)

Balance, November 30, 2006	30,234,344	$302	$6,228,265	$-	$ 1,153,400		$(998,000	) $	(5,657,751	) $	726,216

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO MAY 31, 2007 (Continued)

	NUMBER OF		ADDITIONAL
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	ACCUMULATED
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	DEFICIT	TOTAL
Balance, November 30, 2006	30,234,344	$ 302	$ 6,228,265	$ -	$ 1,153,400	$ (998,000)	$ (5,657,751)	$ 726,216
Shares issued for cash on
exercise of options	20,000	-	10,000	-	-	-	-	10,000
Private placement, January 3,
2007, net of cash fee	1,062,000	11	745,689	-	256,300	-	-	1,002,000
Shares issued for consulting
services – February 14, 2007	25,000	-	31,250	-	-	(31,250)	-	-
Shares issued for consulting
services – February 14, 2007	12,000	-	15,000	-	-	(15,000)	-	-
Shares issued for consulting
services – February 14, 2007	200,000	2	189,998	-	-	-	-	190,000
Private placement, February 21,
2007, net of cash fee	3,385,000	34	2,433,986	-	803,800	-	-	3,237,820
Finders’ fee shares, February
21, 2007	4,200	-	-	-	-	-	-	-
Private placement finder’s fee
warrants, February 21, 2007	-	-	(18,800)	-	18,800	-	-	-
Shares issued as merger
consideration	150,000	2	160,498	-	-	-	-	160,500
Shares issued for cash on
exercise of options	20,000	0	10,000	-	-	-	-	10,000
Shares issued for consulting
services – April 4, 2007	12,000	0	12,600	-	-	(12,600)	-	-
Shares issued for cash on
exercise of warrants	25,000	0	25,700	-	(6,950)	-	-	18,750
Shares issued for cash on
exercise of options	2,125,000	21	-	-	-	-	-	21
Debt conversion, net of deferred
finance costs of $12,604	885,117	9	633,536	-	-	-	-	633,545
Shares issued for consulting
services – May 29, 2007	25,000	-	26,250	-	-	(26,250)	-	-
Shares issued for cash on
exercise of options	30,000	-	15,000	-	-	-	-	15,000
Stock-based compensation	-	-	2,107,000	-	-	(535,200)	-	1,571,800
Amortization of deferred
compensation	-	-	-	-	-	528,750	-	528,750
Net loss for the period	-	-	-	-	-	-	(4,182,544)	(4,182,544)
Balance, May 31, 2007	38,214,661	$ 382	$ 12,625,971	$ -	$ 2,225,350	$ (1,089,550)	$ (9,840,295)	$ 3,921,858

The accompany notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

Global Green Solutions Inc. was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval, effective March 31, 2006, the Company changed its name to Global Green Solutions Inc. to reflect the it’s change of business focus from the acquisition and exploration of mining claims to the development of alternative energy resources.

The objective of Global Green Solutions Inc. is the development, acquisition and implementation of ecotechnologies which support the growth in renewable energy and carbon dioxide emissions reduction in the energy sector. During 2006, the Company commenced the development and acquisition of these technologies specifically in the areas of natural gas pipeline emissions reduction, biodiesel feedstock and biomass combustion.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We have five subsidiary corporations. They are Global Greensteam LLC, a California corporation; Global Green Solutions Ltd, a United Kingdom corporation; Global Green Solutions Pty Ltd., a South African corporation, Greensteam Development Inc., a Delaware corporation (“GDI”), and Greensteam Energy LLC, a Delaware corporation (“GE LLC”). We conduct a portion of our operations through some of these subsidiaries. Not all of them are active. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and account balances have been eliminated upon consolidation

We hold a 57% interest in Global Greensteam LLC and are the operating partner. Global Greensteam LLC is developing and marketing steam generator systems that convert biomass (primarily wood and crop waste) to low- cost steam. The steam can be used for industrial purposes or to generate electrical power.

In March, 2007, through our previously inactive UK subsidiary, Global Green Solutions Ltd., we acquired a 60% interest in a new joint venture in South Africa, Global Green Solutions Pty Ltd. The joint venture will manufacture, market and sell our Vertigro Energy and Greensteam products, as well as provide technical support for projects in Africa. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity.

We own 100% of GDI which in turn holds 100% of GE LLC. Both entities are inactive and were acquired solely for the purpose of forming our interest in Global Greensteam LLC.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2006. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2006 financial statements has been omitted. The results of operations for the six month period ended May 31, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

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
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
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

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the six months ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2007, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	ADVANCES FOR PILOT PROJECT

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, as amended June 25, 2007, Valcent and the Company have agreed to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2 , by growing certain algae. The amended agreement is to be the basis for a contract between the Company and Valcent which will be the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational in late 2007. The agreement requires the Company to contribute up to $3 million to cover the estimated cost of the plant, with any further costs to be shared 50/50 with Valcent. The method of recovering the $3 million initial startup loan capital is to be determined in the final contract. Costs incurred to date in connection with the advances made by the Company, have been primarily for design and construction of the pilot plant. An estimate of costs relating to general and administrative expenses in the amount of $151,163, which are not capitalizable by the joint venture, has been charged to operations as Project Development Costs.

4.	INTANGIBLE ASSET

By agreement dated February 20, 2007 we agreed to the acquisition of GDI and its subsidiary GE LLC for purposes of acquiring certain intellectual property owned by GE LLC. Pursuant to this agreement, the Company subsequently completed the acquisition through the issuance of 150,000 common shares with a fair value of $160,500. As GDI and GE LLC had no tangible net assets at the date of the acquisition, the entire purchase price has been assigned to the intangible assets acquired.

On December 23, 2005, the Company entered into an agreement with the principals (“Principals”) of Sealweld International Company Ltd. (“SWI”), to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition was accounted for as an intangible asset. On March 7, 2007, the Company provided notice of termination to the Principals for their service agreement to end May 31, 2007. As a result, the intangible asset is no longer considered to have value and has been written off during the period ended May 31, 2007.

5.	CONVERTIBLE NOTES

On May 5, 2006, the Company issued Convertible Notes (the “notes”) in the aggregate amount of $1,500,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Notes were 1,399,999 Class A Warrants and 1,399,999 Class B Warrants (the “warrants”). Each Class A Warrant is convertible into one share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the notes and interest accrued thereon, are convertible into one restricted share of common stock at the lesser of (i) $0.75 per share or (ii) seventy percent (70%) of the average five closing bid prices of the Company’s common stock as reported by

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.      CONVERTIBLE NOTES (Continued)

Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price is $0.19 per share. Conversion of the notes does not affect the Class A Warrants and Class B Warrants.

The Company has allocated the proceeds received between the notes and the detachable warrants on a relative fair value basis. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the date of issue, while the fair value of the notes was estimated by multiplying the number of shares that would result from an immediate exercise of the conversion option, by the market price on the date of issue. The relative fair values of the notes and the warrants determine the debt discount attributable to the warrants. The result was $574,500 of the proceeds being allocated to the warrants and $925,500 being allocated to the notes. The resulting discount on the notes was amortized over the term of the notes to maturity such that, in the absence of any conversions, the carrying value of the notes at maturity would be equal to the face amount of $1,500,000. In the event of a conversion of any or all of the face amount of the notes, the proportionate amount of the unamortized discount as of the date of conversion is immediately charged to operations.

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

During the six months ended May 31, 2007, the Company recorded as finance charges, $97,586 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $157,208 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $NIL.

During the six months ended May 31, 2007, $600,000 of convertible note principal plus accrued interest of $46149 was converted into shares of the company’s common stock, leaving no convertible note principal or accrued interest outstanding as at May 31, 2007.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES (Continued)

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

The Company recorded these fees as deferred financing costs to be amortized on a straight-line basis over the term of the notes. In the event of conversion of any or all of the face amount of the notes, the proportionate amount of these unamortized costs as of the date of conversion is charged to additional paid-in capital. During the six months ended May 31, 2007, the Company expensed $128,043 of these costs, charged $12,604 to additional paid-in capital on note conversions, leaving $NIL unamortized as at May 31, 2007.

6.	SHARE CAPITAL

During the six months ended May 31, 2007, the Company issued shares of common stock as follows:

	i)	20,000 shares on the exercise of stock options at a price of $0.50 per share;

ii)

37,000 shares with a combined fair value of $46,250 in connection with two one year consulting agreements representing the first quarterly installment (total of 148,000 shares to be issued) paid in advance, all of which was expensed during the period;

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (Continued)

	vi)	150,000 shares with a fair value of $160,500 were issued on March 7, 2007 as initial consideration in connection with the agreement dated February 20, 2007 (Note 8).

	vii)	On March 2, 2007, a total of $75,000 of convertible note principal and $4,932 of accrued interest was converted into 106,575 shares of the company’s common stock.

	viii)	On March 19, 2007, a total of $35,000 of convertible note principal and $2,400 of accrued interest was converted into 50,915 shares of the company’s common stock.

	ix)	20,000 shares on the exercise of stock options at a price of $0.50 per share;

x)

12,000 shares with a fair value of $12,600 in connection with a one year consulting agreement representing the second quarterly installment (total of 48,000 shares to be issued) paid in advance, of which $8,400 was expensed during the period;

	xi)	On April 19, 2007, a total of $19,000 of convertible note principal and $1,428 of accrued interest was converted into 27,584 shares of the company’s common stock.

	xii)	25,000 shares on the exercise of warrants at a price of $0.75 per share;

	xiii)	On April 20, 2007, a total of $50,000 of convertible note principal and $3,825 of accrued interest was converted into 73,092 shares of the company’s common stock.

	xiv)	2,125,000 shares on the exercise of stock options at a price of $0.00001 per share;

	xv)	On May 8, 2007, a total of $421,000 of convertible note principal and $33,564 of accrued interest was converted into 626,951 shares of the company’s common stock.

	xvi)	30,000 shares on the exercise of stock options at a price of $0.50 per share;

	xvii)	25,000 shares with a fair value of $26,250 in connection with a one year consulting agreement representing the second quarterly installment (total of 100,000 shares to be issued) paid in advance, of which $17,500 was expensed during the period.

Stock Options

During the six months ended May 31, 2007, the Company granted a total of 1,100,000, stock options at exercise prices ranging from $0.50 to $1.00 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $1,100,000 on a straight-line basis, over the expected term of the options, which is based on the options’ contractual term.

During the six months ended May 31, 2007, the Company expensed $372,700 of this fair value, $535,200 has been recorded as deferred compensation in stockholders’ equity, and $192,100 will be recorded on the future vesting of options.

The fair value of the common stock options granted during the quarter was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.69%; expected volatility of 152 % and average expected option term of 3.00 years.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	SHARE CAPITAL (Continued)

	Stock Options (Continued)

	The company’s stock option activity for the period is as follows;
				Weighted
				Average
		Number of	Weighted Average	Remaining
		Options	Exercise Price	Contractual Life

	Balance outstanding, November 30, 2006	7,625,000 $	0.20	2.40 years

	Granted during the period	1,100,000 $	0.77
	Exercised during the period	(2,195,000) $	0.02

	Balance outstanding, May 31, 2007	6,530,000 $	0.38	2.04 years

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at May 31, 2007:

	Stock Options	Stock Options	Weighted Average
	Issued and	Outstanding and	Remaining
Exercise Prices	Outstanding	Exercisable	Contractual Life

$0.00001	2,125,000	0	1.92 years
$0.50	30,000	30,000	0.17 years
$0.50	1,300,000	1,300,000	1.64 years
$0.50	675,000	675,000	1.67 years
$0.50	200,000	150,000	1.90 years
$0.50	1,100,000	1,100,000	2.46 years
$0.50	500,000	229,150	2.55 years
$1.00	300,000	300,000	2.64 years
$1.00	300,000	100,000	2.88 years
	6,530,000	3,884,150

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6. SHARE CAPITAL (Continued)

Warrants

The company’s warrant activity for the period is as follows;

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Balance, November 30, 2006	4,106,998	$0.92	1.58 years
Granted during the period	2,263,190	$1.40
Expired / forfeited during the period	-	-
Exercised during the quarter	(25,000)	0.75
Balance, May 31, 2007	6,345,188	$1.09	1.12 years

As described above, as at May 31, 2007, the Company has 165,000 special units purchase warrants outstanding at an exercise price of $1.00 for periods ending from June 27, 2008 to August 19, 2008. Each of the special units purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit, with each unit being identical to the related private placement units. The special units purchase warrants have not been included in the table of warrants outstanding above. The fair value of these special units purchase warrants of $133,200 has been included in the portion of the corresponding financing proceeds charged to additional paid in capital.

		Weighted
	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Prices	Exercisable	Life
$0.50	400,000	0.93 years
$0.75	1,399,999	0.93 years
$0.75	522,000	1.02 years
$0.75	210,000	1.33 years
$1.25	1,399,999	0.93 years
$1.40	531,000	1.08 years
$1.40	1,732,190	1.22 years
$1.40	150,000	4.42 years

	6,345,188

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

During the period, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at May 31, 2007 that are not otherwise disclosed elsewhere:

	-	During the period, the Company paid consulting fees to directors, officers and other related parties of the Company in the amount of $301,676 (2006 - $86,000).

-

As at May 31, 2007, $14,890 was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are comprised of monthly consulting fees that were paid in June, 2007. The balance owing to related parties at May 31, 2006 was $11,702.

8.	COMMITMENTS

a)	Effective December 15, 2006 the Company entered into an agreement with a term of 360 days for the provision of consulting services relating to management advice and strategic planning. The compensation provided for under the agreement is as follows:
i)    $3,000 for every 30 day period;
ii)   4,000 restricted common shares per month, to be issued on a quarterly basis in advance, commencing January 1, 2007 (24,000 common shares were issued in the period );
iii)  Options to acquire 500,000 restricted common shares with a strike price of $0.50, vesting at the rate of 250,000 options in the first three months of the contract and 250,000 options in the succeeding three months. The options will be pro-rated should the contract be cancelled by either party within the first six months.

b)

On December 18, 2006, the Company finalized an agreement for the provision of public relations services for a period of twelve months. The monthly fee was initially $5,250 but was reduced to $4,250 effective January 1, 2007. In addition, the Company will grant 25,000 restricted common shares each quarter in advance, for a total of 100,000 restricted common shares (50,000 common shares now issued).

c)

On January 17, 2007 the Company entered into an agreement for the provision of certain marketing consulting services for a one year term. As compensation for these services the Company agreed to issue 300,000 stock options to purchase common shares, exercisable at $1.00.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS (Continued)

d)

On January 31, 2007, the agreement effective May 1, 2006 for provision of services of a Managing Director and Chief Executive Officer (see Note 10, Commitments, item (e) above) was cancelled by mutual agreement.

It was replaced with an agreement effective February 1, 2007 and having a five year term. The other significant changes in the new agreement are:

		*	The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for European social fees;

		*	The option to acquire 4,250,000 common shares vest as follows:

			i.	2,125,000 on February 1, 2007;

			ii.	1,062,500 on July 31, 2007;

			iii.	1,062,500 on January 31, 2008.

e)

On February 14, 2007, the Company issued 200,000 shares of restricted common stock as consideration in connection with a proposed agreement for financial advice already received and further contemplated.

f)

On February 20, 2007 the Company completed the acquisition of Greensteam Development Inc. (“GDI”) and its wholly owned subsidiary, Greensteam Energy LLC (“GE LLC”) for the purposes of acquiring certain intellectual property owned by GE LLC. That intellectual property was then contributed by the Company as its initial capital contribution, representing a 57% interest in the newly created Global Greensteam LLC. That LLC is a joint venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications. The other two companies hold 38% and 5% of the LLC respectively. The Company is the operating partner and is responsible for project and operational management of the venture and the biomass fuel supply contracts for the LLC.

In consideration for the acquisition of 100% of the issued and outstanding common shares of GDI, we issued 150,000 common shares with an estimated fair value of $160,500, as well as contingent consideration based on future performance as follows:

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS (Continued)

g)

In recognition of investments already made by one of the other companies, the Company invested the first $100,000 in the new venture. Investments subsequent to the first $100,000 are to be made on a 57 / 38 / 5 basis To May 31, 2007, the Company invested $174,888, resulting in a receivable of $32,202 from the other LLC partners. All expenditures related to the LLC are included in Project Development costs.

	h)	In recognition of design, supply and support services to be contributed by the 38% partner, the Company will issue 600,000 shares of restricted common stock in four amounts of 150,000 each as follows:

		*	First amount due at the time the first steam generating unit becomes operational;

		*	Second, third, and fourth amounts due respectively after 5, 10, and then 15 steam generating units become operational;

	i)	In recognition of design, supply and support services to be contributed by the 5% partner, the Company will issue 150,000 shares of restricted common stock in three amounts of 50,000 each as follows:

		*	First, second, and third amounts due respectively after 5, 10, and then 15 steam generating units become operational;

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period:

*   the Company issued 274,000 restricted common shares with fair value of $275,100 for consulting service agreements. Of this amount $262,150 was expensed and $12,950 was recorded as deferred compensation.

During the period the Company recorded non-cash finance costs totaling $382,837 comprised of:

Amortization of the discount resulting from the allocation to warrants of proceeds
from convertible notes	$97,586
Amortization of the intrinsic value beneficial conversion feature of the convertible
notes	157,208
Amortization of deferred finance costs resulting from payment of finders’ fees	128,403
$382,837

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

10.	SUBSEQUENT EVENTS

	a)	On June 5, 2007, 50,000 shares of common stock were issued in connection with consulting services provided and to be provided to the company.

b)

On June 27, the Company entered into an agreement for the provision of certain financial consulting services for a three year term. As compensation for these services the Company agreed to issue options to purchase 200,000 common shares, exercisable at $1.00. The options vested immediately.

c)

On July, 13, 2007 an agreement was fully executed, effective from March 1, 2007, for the services of a vice president, strategy and business development. The agreement has a three year term and includes base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date.

d)

On July 17, 2007, options to acquire 15,000 shares of common stock at an exercise price of $0.50 for a three year term were issued in connection with administrative services provided and to be provided to the company.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We have not had revenues from operations in each of the last two fiscal years. In accordance with Item 303 of Regulation SB, we therefore provide the following information:

(a) Plan of Operation

     We are currently engaged in the development and acquisition of ecotechnologies which support our growth in renewable energy and greenhouse gas emissions reduction in the global energy sector. In 2007 we have continued the development of these technologies specifically in the areas of biomass to steam and power generation and biofuel feedstock for biodiesel production.

     We have expanded our portfolio of green technologies, solutions and services from its initial natural gas pipeline emissions reduction business. We have entered the fast growing renewable energy sector and specifically biodiesel feedstock and biomass combustion. All of our “green” technology applications will be capable of attracting Carbon Credit generation in support of our credit trading objectives.

     The Company is now structured into four “Strategic Business Units”:

1) Renewable Energy

     (a) “Vertigro Algae Technologies” - a high yield technology which uses algae to sequester carbon dioxide using the sun’s energy to produce a biomass from which algal (vegetable) oil can be extracted for biofuel and other industrial and commercial applications.

     (b) “Greensteam” - a low emissions, high efficiency, biomass combustion technology which uses wood, crop and agricultural biowaste as a fuel to produce hot gases which convert water to steam in a steam generation unit, and with a steam turbine, generate electrical power.

2) Pipeline Emissions Reduction

     An emissions reduction solution which is applied to large high pressure natural gas transmission pipelines which transport gas across countries. The main focus of the emissions reduction is on methane gas, which is a Greenhouse Gas (GHG) that is far more damaging to the atmosphere than Carbon Dioxide.

3) Carbon Credit Trading

     The technologies developed for each of the above applications, when implemented as a United Nations or other recognized international carbon credit program, or emissions reduction project in developing countries, can generate “Green” / “Carbon Credits”. These credits can be traded with developed countries / corporations to offset shortfalls against their emissions reduction targets.

4) Developing Technologies

     New technologies which complement the above business units or have strong synergies with the customers and markets will be developed or acquired.

Milestones Completed and Planned for Fiscal Year 2007

Senior Management
(a)	Recruit a Vice President of Strategy and Business Development to focus on the Renewable Energy market. This was completed with Michael Gilbert joining the Company in March, 2007.

(b)	Joe Mitchell appointed Operations Manager, Global Greensteam LLC. in January, 2007.

(c)	Clinton van Dyk appointed Director and General Manager, Global Green Solutions Pty. Ltd., South Africa

(d)	Colville Pieterse appointed Director and Renewable Energy Business Manager, Global Green Solutions Pty. Ltd. South Africa.

South Africa Legal Entity
(a)

Global Green Solutions Pty Ltd incorporated in South Africa as a subsidiary of Global Green Solutions Ltd. This Company will provide business development, sales, marketing, project and sales services for South and Southern Africa.

(b)

Letter of Agreement signed with C&C Green Technologies Pty in South Africa to become a joint venture partner in the development, construction, implementation and servicing of projects in South and Southern Africa. A Shareholders’ Operating Agreement was completed in March, 2007

Renewable Energy Business Vertigro Energy
(a)

Complete construction of El Paso Pilot Plant and R&D Facility with Phase 1 to be operational in September 2007, Phase 2 operational in December 2007, Phase 3 operational in March 2008. Funding is now shared 50/50 with Valcent Products Inc.

(b)	Together with Valcent Products Inc., fund the El Paso R&D program to test various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields.

(c)	Continue developing other primary and secondary products utilizing Vertigro Algae Technologies.

(d)	Commence design and manufacture of key technology equipment and materials for first customer pilot plant facilities.

(e)	Sign initial Letter of Agreement and Definitive Contracts with strategic biodiesel production customers / partners in the USA, Europe and South Africa for the first operational Vertigro facilities.

(f)

Sign Letter of Agreement and Definitive Contracts with a Company in Europe to become a joint venture partner for the business development, sales and marketing, technology and customer support services in Europe, Middle East and Africa.

Greensteam
(a)	Letter of Agreement signed with AERA LLC a major Californian Oil and Gas Company, for the supply of process steam for oil production using local wood and agricultural biomass waste as the fuel.

(b)	Sign Definitive Agreement with AERA LLC in August 2007

(c)	Preliminary biofuel combustion air emissions tests carried out in California and development permit issued to enable AERA project to commence.

(d)	Commenced engineering and construction of first AERA unit for delivery in December 2007.

(e)	Sign contract in 2007 with one major South African corporation for the supply of steam and electrical power for production purposes fueled by the customer’s biowaste materials.

(f)	Sign contract in 2007 with a USA corporation for the generation of electrical power fueled by the customer’s biowaste materials.

Pipeline Emissions Reduction Business
(a)

Sign a Memorandum of Understanding and Definitive Agreement to commence Capacity Building Project in a Latin American country leading to a natural gas pipeline emissions reduction contract which will generate “Green” / Carbon Credits for trading.

(b)

Sign a Memorandum of Understanding and Definitive Agreement with a Central Asian country leading to a natural gas pipeline emissions reduction contract which will generate “Green” / Carbon Credits for trading.

Cash Requirements

     We had $1,026,152 cash on hand as of May 31, 2007. We do not expect that this will be sufficient to cover the cost of our operations for the remainder of the year ending November 30, 2007.

     As the Vertigro pilot project nears completion, further advances from us will be required. Construction of the initial Greensteam generator unit, expected to occur in the latter part of the year, will also require funding from us, as we will be responsible for 57% of those costs.

     We estimate that the Company will require additional funding during the twelve months ending November 30, 2007 of approximately $5.4 million, primarily by way of further private placements of securities, although debt financing is also being considered.

     We believe that our Greensteam business in particular, will be suitable for debt based financing, having hard assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. There may also be opportunities to pre-sell the Vertigro technology or licencing thereof, which will reduce the need for raising additional funds.

Research and Development

     The research and development of the “Vertigro” biofuel feedstock technology will be based in El Paso, Texas at a purpose built 6 acre site providing for a laboratory, offices, R&D plant and a future small scale commercial plant planned in Q4/ 2007. The “Vertigro” technology plan is to make available small commercial projects for strategic customers in Q1/ 2008 which will be ramped up to full scale production facilities commencing Q4/ 2008.

     The research and development of the “Greensteam” waste biomass combustion and steam generation technology will be based in Bakersfield, California in conjunction with our “Onyx” and “ITS” technology partners from their factories in the USA. The Greensteam technology plan is to install the first unit with a major Californian oil and gas production Company in Q3/2007 and after finalization of testing to commence phased delivery of multiple units over 2008 and 2009.

(c)	Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

ITEM 3.     CONTROLS AND PROCEDURES

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Fianncial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Information required by Item 701 of Regulation S-B for all sales of unregistered securities by the Company during the quarter has previously been reported on a Current Report on Form 8-K and is therefore not furnished here.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

10.1	Independent Contractor Agreement between us and Michael Gilbert.
10.2	Shareholders Operating Agreement between us and C&C Green Technologies.
10.3	Consulting Agreement between us and Ron Phillips.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of July, 2007.

GLOBAL GREEN SOLUTIONS INC.

BY:   J. DOUGLAS FRATER
         J. Douglas Frater
         President and Principal Executive Officer

BY:   ARNOLD R. HUGHES
         Arnold R. Hughes
         Principal Financial Officer, Principal Accounting Officer and Treasurer