Form 10KSB/A
period 2006-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2007-08-28
CIK 1277576

========================================================================================================================================

FORM 10-KSB/A-2

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

=======================================================================================================================================

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

EXPLANATORY NOTE

This amendment is being filed to amend Global Green Solutions Inc.’s (the “Company”) Item 8A. Controls and Procedures.

This Form 10-KSB/A-2 amends only Item 8A and Item 13 of the 2006 Form 10-KSB/A-1 previously filed on March 27, 2007 for the period ending November 30, 2006.

No information in this Form 10-KSB/A-2 has been updated for any subsequent events occurring after March 27, 2007, the date of the first amended filing.

TABLE OF CONTENTS

Page

PART III

Item 8A. Controls and Procedures	3

PART IV

Item 13. Exhibits	3

Signatures	7

Exhibit Index	8

PART III

ITEM 8A.   CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

PART IV

ITEM 13.    EXHIBITS

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

5.1	Opinion of Conrad C. Lysiak.	SB-2	3/28/07	5.1

10.1	K1 Mining Claim.	SB-2	1/28/04	10.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial Corp.	10-KSB	3/16/06	10.2

10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-KSB	3/16/06	10.3

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency Agreement	10-KSB	3/16/06	10.6
	with West Peak Ventures of Canada Limited.

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld International				X
	Company Ltd.

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.2

10.12	Consulting Agreement with MCSI Consulting Services	SB-2	6/19/06	10.3
	Inc.

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with Windstone	10-QSB	10/16/06	10.1
	Financial Corp.

10.16	Office Sublease Agreement with MCSI Consulting	10-QSB	10/16/06	10.2
	Services Inc.

10.17	Consulting Agreement with MCSI Consulting Services	10	10/16/06	10.3
	Inc.

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with Murdock	10-KSB	3/16/07	10.1
	Capital Partners Corp.

10.20	Consulting Agreement with Murdock Capital Partners	10-KSB	3/16/07	10.2
	Corp.

10.21	Agreement Letter between Global Green Solutions Inc.,				X
	Pagic LP, West Peak Ventures of Canada Limited and
	Valcent Products Inc., including Schedule A Product
	Development Agreement between MK Enterprises LLC
	and Valcent Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital Corp.
	on behalf of us.

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud Communications	10-KSB	3/16/07	10.7
	LLC.

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement between Global Green				X
	Solutions Inc. and Chisholm Brothers International.

10.28	Amended Contract for Public Relations - supersedes	10-KSB	3/16/07	10.11
	Exhibit 10.23.

10.29	Consulting Agreement between Global Green Solutions				X
	Inc. and New Energy Fund LP.

10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.

10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	between Global Green and Da3vid Kahn.

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of	8-K	7/26/07	10.1
	Agreement.

10.42	Business Development and Support Services	8 -K	7/26/07	10.2
	Stakeholders Letter of Agreement.

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

23.1	Consent of Morgan & Company, Chartered Accountants				X

23.2	Consent of Conrad C. Lysiak, Esq.	SB-2	3/28/07	23.2

31.1	Certification of Principal Executive Officer pursuant to				X
	Rule 13a-14 and Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to				X
	Rule 13a-14 and Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18				X
	U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18				X
	U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

99.1	Subscription Agreement.	SB-2	1/28/04	99.1

99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of August, 2007.

GLOBAL GREEN SOLUTIONS INC.

BY:   J. DOUGLAS FRATER
         J. Douglas Frater, President and Principal Executive
        Officer.

BY:  ARNOLD HUGHES
        Arnold Hughes, Principal Accounting Officer,
        Principal Financial Officer and Treasurer.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ELDEN SCHORN	Chairman and member of the board of directors.	August 27, 2007
Elden Schorn

ROBERT M. BAKER	Secretary and member of the board of	August 27, 2007
Robert M. Baker	directors.

EXHIBIT INDEX
		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

5.1	Opinion of Conrad C. Lysiak.	SB-2	3/28/07	5.1

10.1	K1 Mining Claim.	SB-2	1/28/04	10.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial Corp.	10-KSB	3/16/06	10.2

10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-KSB	3/16/06	10.3

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency Agreement	10-KSB	3/16/06	10.6
	with West Peak Ventures of Canada Limited.

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld International				X
	Company Ltd.

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.2

10.12	Consulting Agreement with MCSI Consulting Services	SB-2	6/19/06	10.3
	Inc.

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with Windstone	10-QSB	10/16/06	10.1
	Financial Corp.

10.16	Office Sublease Agreement with MCSI Consulting	10-QSB	10/16/06	10.2
	Services Inc.

10.17	Consulting Agreement with MCSI Consulting Services	10-QSB	10/16/06	10.3
	Inc.

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with Murdock	10-KSB	3/16/07	10.1
	Capital Partners Corp.

10.20	Consulting Agreement with Murdock Capital Partners	10-KSB	3/16/07	10.2
	Corp.

10.21	Agreement Letter between Global Green Solutions Inc.,				X
	Pagic LP, West Peak Ventures of Canada Limited and
	Valcent Products Inc., including Schedule A Product
	Development Agreement between MK Enterprises LLC
	and Valcent Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital Corp.
	on behalf of us.

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud Communications	10-KSB	3/16/07	10.7
	LLC.

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement between Global Green				X
	Solutions Inc. and Chisholm Brothers International.

10.28	Amended Contract for Public Relations - supersedes	10-KSB	3/16/07	10.11
	Exhibit 10.23.

10.29	Consulting Agreement between Global Green Solutions				X
	Inc. and New Energy Fund LP.

10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.

10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	between Global Green and David Kahn.

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of	8-K	7/26/07	10.1
	Agreement.

10.42	Business Development and Support Services	8-K	7/26/07	10.2
	Stakeholders Letter of Agreement.

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

23.1	Consent of Morgan & Company, Chartered Accountants				X

23.2	Consent of Conrad C. Lysiak, Esq.	SB-2	3/28/07	23.2

31.1	Certification of Principal Executive Officer pursuant to				X
	Rule 13a-14 and Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to				X
	Rule 13a-14 and Rule 15d-14(a), promulgated under the
	Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18				X
	U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18				X
	U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

99.1	Subscription Agreement.	SB-2	1/28/04	99.1

99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2