Form 10QSB
period 2007-08-31
GLOBAL GREEN SOLUTIONS INC.
filed 2007-10-22
CIK 1277576

=========================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2007

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

=========================================================================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2007	2006
ASSETS
Current
Cash and cash equivalents	$306,984	$748,309
Amounts receivable	39,288	5,377
Prepaid expenses	88,250	13,123
Deferred financing costs	-	140,647
	434,522	907,456

Advances for Pilot Project (Note 3)	2,534,755	393,271
Intangible Asset (Note 4)	357,000	100
Equipment	22,390	9,569
	$3,348,667	$1,310,396

LIABILITIES
Current
Accounts payable and accrued liabilities	$175,622	$211,358
Convertible notes (Note 5)	-	372,822
Advances payable	100,000	-
	275,622	584,180
Minority interest	4,557	-
	280,179	584,180

STOCKHOLDERS’ EQUITY
Capital Stock (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
40,057,161 common shares at August 31, 2007	401	302
30,234,344 common shares at November 30, 2006

Additional Paid-In Capital	13,935,813	6,228,265
Shares Committed For Issuance (Note 8 (f))	34,780	-
Warrants	2,324,650	1,153,400
Deferred Compensation	(1,045,780)	(998,000)
Accumulated Deficit	(12,181,376)	(5,657,751)
	3,068,488	726,216
	$3,348,667	$1,310,396

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

						CUMULATIVE
						PERIOD FROM
						INCEPTION
						JUNE 10, 2003
	THREE MONTHS ENDED			NINE MONTHS ENDED		TO
	AUGUST 31			AUGUST 31		AUGUST 31
	2007		2006	2007	2006	2007

Expenses
Consulting fees	$454,699		$109,416	$1,149,632	$208,524	$1,591,395
Exploration expenditures	-		-	-	-	20,000
Finance charges	-		545,898	382,837	827,419	2,019,584
Interest and bank charges	2,918		23,404	29,237	32,639	90,482
Mineral claim payment	-		-	-	-	7,500
Office and sundry	200,370		26,415	528,005	50,036	699,572
Professional fees	52,354		63,167	237,850	159,758	480,014
Project development
expenses	918,261		174,044	1,524,267	418,212	2,143,665
Stock-based compensation	881,450		152,708	2,909,850	406,664	5,395,450

	(2,510,052)		(1,095,052)	(6,761,678)	(2,103,252)	(12,447,662)

Interest income	913		15,043	30,650	17,700	58,883

Loss Before Minority
Interest	(2,509,139)		(1,080,009)	(6,731,028)	(2,085,552)	$(12,388,779)
Minority Interest	168,058		-	207,403	-	207,403
Net Loss for the Period	$(2,341,081	) $	(1,080,009)	$(6,523,625)	$(2,085,552)	$(12,181,376)

Basic And Diluted Loss
Per Common Share	$0.06	) $	(0.04)	$0.18)	$(0.08)

Weighted Average
Number Of Common
Shares Outstanding	38,604,063		27,702,652	35,277,122	25,587,971

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
	NINE MONTHS ENDED			JUNE 10, 2003
	AUGUST 31			TO AUGUST 31,
	2007		2006	2007
Cash Used In Operating Activities
Net loss for the period	$(6,523,625	) $	(2,085,552)	$(12,181,376)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,246		1,887	2,391
Equity in loss of subsidiaries	(207,403)		-	(207,403)
Non-cash finance charges	382,837		827,419	2,019,584
Stock-based compensation	2,909,850		406,664	5,395,450
Non-cash services	353,400		-	473,400
Accrued and unpaid interest	18,533		-	75,278
Non-cash write off of intangible asset	100		-	100
Other assets	(25,594)		(9,558)	(30,971)
Prepaid expenses	(75,127)		(12,900)	(88,250)
Accounts payable and accrued liabilities	(35,736)		50,799	175,622
	(3,201,519)		(821,241)	(4,366,175)
Cash Flows Used In Investing Activities
Purchase of intangible asset	-		(100)	(100)
Acquisition of equipment	(14,067)		(4,313)	(24,781)
Advances for pilot project	(2,141,484)		-	(2,534,755)
	(2,155,551)		(4,413)	(2,559,636)
Cash Flows From Financing Activities
Issue of share capital, net of issuance costs	4,808,602		600,000	5,700,652
Net proceeds from convertible notes	-		1,425,000	1,425,000
Related parties	7,143		-	7,143
Advances payable	100,000		-	100,000
	4,915,745		2,025,000	7,232,795
Increase (Decrease) In Cash and Cash Equivalents	(441,325)		1,199,346	306,984
Cash and Cash Equivalents, Beginning Of Period	748,309		23,173	-
Cash and Cash Equivalents, End Of Period	$306,984		$1,222,519	$306,984
Cash And Cash Equivalents Are Comprised Of:
Cash	$306,984		$220,231
Short term deposit	-		1,002,288
	$306,984		$1,222,519
Supplemental Information
Cash Activities:
Interest paid	$-		$-
Income taxes paid	$-		$-

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (the “Company”) was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval dated March 13, 2006, the Company changed its name to Global Green Solutions Inc. to reflect its change of business focus from the acquisition and exploration of mining claims to the development of alternative energy resources.

The objective of Global Green Solutions Inc. is the development, acquisition and implementation of ecotechnologies which support the growth in renewable energy and carbon dioxide emissions reduction in the energy sector. During 2006, the company commenced the development and acquisition of these technologies in three areas: natural gas pipeline emissions reduction; biodiesel feedstock production; and biomass combustion to generate industrial process steam and electrical power.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $12,181,376 for the period from June 10, 2003 (inception) to August 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its ecotechnologies. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2006. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2006 financial statements has been omitted. The results of operations for the nine month period ended August 31, 2007 are not necessarily indicative of results for the entire year ending November 30, 2007.

Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period presentation.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsidiaries

The Company has five subsidiary corporations. They are Global Greensteam LLC, a California corporation; Global Green Solutions Ltd, a United Kingdom corporation; Global Green Solutions Pty Ltd., a South African corporation, Greensteam Development Inc., a Delaware corporation (“GDI”), and Greensteam Energy LLC, a Delaware corporation (“GE LLC”). The Company conducts a portion of its operations through some of these subsidiaries. Not all of them are active. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and account balances have been eliminated upon consolidation.

The Company holds a 57% interest in Global Greensteam LLC (“GGS LLC”) and is the operating partner. Global Greensteam LLC is developing and marketing steam generator systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.

In March, 2007, through a previously inactive UK subsidiary, Global Green Solutions Ltd., the Company acquired a 60% interest in a new joint venture in South Africa, Global Green Solutions Pty Ltd. The joint venture will manufacture, market and sell the Company’s Vertigro Energy and Greensteam products, as well as provide technical support for projects in Africa. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity.

The Company owns 100% of GDI which in turn holds 100% of GE LLC. Both entities are inactive and were acquired solely for the purpose of forming the Company’s interest in Global Greensteam LLC.

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

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities and advances payable were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments. Management has determined and recorded the fair value of the convertible notes as described in Note 5.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments and Concentration Risk (continued)

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

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine months ended August 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 31, 2007, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to August 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (continued)

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

On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, as amended June 25, 2007, Valcent and the Company have agreed to jointly participate in the development of a patent pending, bio mass system to produce hydrocarbons while sequestering CO2 , by growing certain algae. The amended agreement is to be the basis for a contract between the Company and Valcent which will be the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being built in El Paso, Texas. The plant is expected to be operational in late 2007. The agreement requires the Company to contribute up to $3 million to cover the estimated cost of the plant, with any further costs to be shared 50/50 with Valcent. The method of recovering the $3 million initial startup loan capital is to be determined in the final contract. Costs incurred to date in connection with the advances made by the Company, have been for (i) the acquisition and construction of the project facilities and equipment; (ii) materials, supplies and other project costs (iii) general and administrative expenses. The carrying value of the advances at August 31, 2007 of $2,534,755 represents the amount incurred for (i) above, while the amounts incurred for (ii) and (iii) above, totaling $877,374 have been expensed in the period as Project development expenses.

4.	INTANGIBLE ASSET

By agreement dated February 20, 2007 the Company agreed to the acquisition of GDI and its subsidiary GE LLC for purposes of acquiring certain intellectual property owned by GE LLC. Pursuant to this agreement, the Company completed the acquisition through the issuance of 150,000 common shares with a fair value of $160,500. As GDI and GE LLC had no tangible net assets at the date of the acquisition, the entire purchase price has been assigned to the intangible assets acquired. As described in Note 8 (d), during the period the Company contributed the intellectual property of GE LLC in connection with the acquisition of a 57% interest in the newly created GGS LLC. The 43% non-controlling shareholders in GGS LLC contributed additional intellectual property at a deemed value of $196,500 in exchange for their interests. Accordingly, the Company’s intellectual property resulting from the consolidation of GGS LLC totals $357,000.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	INTANGIBLE ASSET (continued)

On December 23, 2005, the Company entered into an agreement with the principals (“Principals”) of Sealweld International Company Ltd. (“SWI”), to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition was accounted for as an intangible asset. On March 7, 2007, the Company provided notice of termination to the Principals for their service agreement to end May 31, 2007. As a result, the intangible asset is no longer considered to have value and has been written off during the period ended August 31, 2007.

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

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company determines any intrinsic value beneficial conversion feature on the notes by comparing the market price of the Company’s common stock at issuance of the notes to the effective conversion price of the notes, as determined by dividing the proceeds allocated to the notes by the number of shares that would result from an immediate exercise of the conversion option. The initial beneficial

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.    CONVERTIBLE NOTES (Continued)

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

During the nine months ended August 31, 2007, the Company included as finance charges, $97,586 of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $157,208 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $NIL.

During the nine months ended August 31, 2007, $600,000 of convertible note principal plus accrued interest of $46,149 was converted into shares of the Company’s common stock, leaving no convertible note principal or accrued interest outstanding as at August 31, 2007.

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

The Company recorded these fees as deferred financing costs to be amortized on a straight-line basis over the term of the notes. In the event of conversion of any or all of the face amount of the notes, the proportionate amount of these unamortized costs as of the date of conversion is charged to additional paid-in capital. During the nine months ended August 31, 2007, the Company expensed $128,043 of these costs, charged $12,604 to additional paid-in capital on note conversions, leaving $NIL unamortized as at August 31, 2007.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK

During the nine months ended August 31, 2007, the Company issued shares of common stock as follows:

	i)	100,000 shares on the exercise of stock options at a price of $0.50 per share for total proceeds of $50,000;

ii)

74,000 shares with a combined fair value of $85,100 in connection with two one year consulting agreements representing the first two quarterly installments (total of 148,000 shares to be issued), all of which was expensed during the period. In addition, 37,000 shares with a fair value of $34,780 were issuable at August 31, 2007 in connection with these contracts;

	iii)	200,000 shares with a fair value of $190,000 for consulting services which were expensed during the period;

iv)

1,062,000 units for a private placement at a price of $1.00 per unit for total gross proceeds of $1,062,000. In addition, the Company issued 75,000 unit purchase warrants and paid cash of $60,000 as finders’ fees. Each private placement unit consisted of one share of common stock and one half share purchase warrant, with each whole share purchase warrant being exercisable into one restricted share of common stock at a price of $1.40 to June 27, 2008. Each of the unit purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit to June 27, 2008, with each unit being identical to the related private placement units;

v)

3,385,000 units for a private placement at a price of $1.00 per unit for total gross proceeds of $3,385,000. In addition, the Company issued 90,000 unit purchase warrants, issued 4,200 restricted common shares, issued 39,690 share purchase warrants and paid cash of $147,180 as finders’ fees.

Each private placement unit consisted of one share of common stock and one half share purchase warrant. Each of the unit purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit to August 19, 2008, with each unit being identical to the related private placement units. The finders’ fee warrants and the warrants underlying the private placement units and the unit purchase warrants are all exercisable at a price of $1.40 per share to August 19, 2008;

	vi)	150,000 shares with a fair value of $160,500 as initial consideration in connection with the agreement dated February 20, 2007 (Note 8 (d));

	vii)	A total of 885,117 shares of the Company’s common stock were issued on conversion of a total of $600,000 of convertible note principal and $46,149 of accrued interest.;

	viii)	25,000 shares on the exercise of warrants at a price of $0.75 per share for proceeds of $18,750;

	ix)	50,000 shares of common stock with a fair value of $52,500 were issued in connection with consulting services provided and consulting services to be provided to the Company;

	x)	3,187,500 shares on the exercise of stock options at a price of $0.00001 per share;

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

xi)

500,000 units for a private placement at a price of $1.00 per unit for total gross proceeds of $500,000. Each unit consisted of one share of common stock and one half share purchase warrant, with one full warrant being exercisable into one restricted share of common stock at a price of $1.50 up to July 23, 2009. Also included was a unit purchase warrant to acquire an additional unit, exercisable up to December 31, 2007. The exercise price is the greater of $1.00 or a price equivalent to a 20% discount to the 30 day volume weighted average closing price preceding the exercise date (“the “Volume Weighted Average Price”). Upon exercise, the additional unit entitles the holder to acquire one share of common stock and one half purchase warrant. One full warrant is then exercisable for twelve months to acquire one additional common share at an exercise price that is the greater of $1.50 or 150% of the Volume Weighted Average Price; and

	xii)	200,000 shares of common stock with a fair value of $160,000 were issued in connection with a three year consulting agreement.

Stock Options

During the nine months ended August 31, 2007, the Company granted a total of 1,415,000, stock options at exercise prices ranging from $0.00001 to $1.00 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $1,389,500 on a straight-line basis, over the expected term of the options, which is based on the options’ contractual term.

During the nine months ended August 31, 2007, the Company expensed $654,350 of this fair value, $541,900 has been recorded as deferred compensation in stockholders’ equity, and $193,300 will be recorded on the future vesting of options.

The fair value of the common stock options granted during the period was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.75%; expected volatility of 152 % and average expected option term of 3.00 years.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	Stock Options (Continued)

	The Company’s stock option activity for the period is as follows:

				Weighted
			Weighted	Average
		Number of	Average	Remaining
		Options	Exercise Price	Contractual Life

	Balance outstanding, November 30, 2006	7,625,000	$0.22	2.40 years

	Granted during the period	1,415,000	$0.75
	Exercised during the period	(3,287,500)	$0.02

	Balance outstanding, August 31, 2007	5,752,500	$0.47	1.63 years

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at August 31, 2007:

	Stock Options	Stock Options	Weighted Average
	Issued and	Outstanding and	Remaining
Exercise Prices	Outstanding	Exercisable	Contractual Life

$0.00001	1,062,500	0	1.67 years
$0.50	1,300,000	1,300,000	1.39 years
$0.50	675,000	675,000	1.42 years
$0.50	200,000	150,000	1.65 years
$0.50	1,100,000	1,100,000	2.21 years
$0.50	500,000	500,000	2.29 years
$1.00	300,000	300,000	2.38 years
$1.00	300,000	100,000	2.63 years
$1.00	200,000	200,000	2.82 years
$0.00001	100,000	0	2.87 years
$0.50	15,000	15,000	2.88 years
	5,752,500	4,340,000

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	Warrants

	The Company’s warrant activity for the period is as follows;

				Weighted
			Weighted	Average
		Number of	Average	Remaining
		Warrants	Exercise Price	Contractual Life

	Balance, November 30, 2006	4,106,998	$0.92	1.58 years
	Granted during the period	2,513,190	$1.41
	Exercised during the quarter	(25,000)	0.75
	Balance, August 31, 2007	6,595,188	$1.11	0.66 years

As described above in (iv), (v), and (xi), as at August 31, 2007, the Company has 665,000 unit purchase warrants outstanding at exercise prices from $1.00 to the greater of $1.00 or a price equivalent to a Volume Weighted Average Price, for periods ending from June 27, 2008 to August 19, 2008. Each of the unit purchase warrants provides the holder the option to acquire a unit of the company, with each unit being identical to the related private placement units. The unit purchase warrants have not been included in the table of warrants outstanding above. The fair value of these unit purchase warrants of $202,700 has been included in the portion of the corresponding financing proceeds charged to additional paid in capital.

		Weighted
	Warrants	Average
	Outstanding	Remaining
Exercise	And	Contractual
Prices	Exercisable	Life
$0.50	400,000	0.67 years
$0.75	1,399,999	0.67 years
$0.75	522,000	0.77 years
$0.75	210,000	1.08 years
$1.25	1,399,999	0.67 years
$1.40	531,000	0.82 years
$1.40	1,732,190	0.97 years
$1.40	150,000	4.17 years
$1.50	250,000	1.90 years

	6,595,188

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

During the period, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at August 31, 2007 that are not otherwise disclosed elsewhere:

During the period, the Company paid consulting fees to directors, officers and other related parties of the Company in the amount of $487,213 (2006 - $113,750).

As at August 31, 2007, $NIL was owing to related parties. The balance owing to related parties at August 31, 2006 was $11,702.

8.	COMMITMENTS

a)

Effective December 15, 2006 the Company entered into an agreement with a term of 360 days for the provision of consulting services relating to management advice and strategic planning. The compensation provided for under the agreement is as follows:

	i)	$3,000 for every 30 day period;

	ii)	4,000 restricted common shares per month, to be issued on a quarterly basis in advance, commencing January 1, 2007 (24,000 common shares were issued in the period);

iii)

Options to acquire 500,000 restricted common shares with a strike price of $0.50, vesting at the rate of 250,000 options in the first three months of the contract and 250,000 options in the succeeding three months. The options are now fully vested.

b)

On December 18, 2006, the Company finalized an agreement for the provision of public relations services for a period of twelve months. The monthly fee is $4,250 effective January 1, 2007. In addition, the Company will grant 25,000 restricted common shares each quarter in advance, for a total of 100,000 restricted common shares (50,000 common shares now issued).

c)

On January 31, 2007, an agreement effective May 1, 2006 for provision of services of a Managing Director and Chief Executive Officer was cancelled by mutual agreement. It was replaced with an agreement effective February 1, 2007 and having a five year term. The other significant changes in the new agreement are:
*     The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for European social fees;
*     The option to acquire 4,250,000 common shares to vest as follows:

i.	2,125,000 on February 1, 2007;

ii.	1,062,500 on July 31, 2007;

iii.	1,062,500 on January 31, 2008.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS (Continued)

d)

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

In recognition of investments already made by one of the other companies, the Company invested the first $100,000 in the new venture. Investments subsequent to the first $100,000 are to be made on a 57/38/5 basis. All expenditures related to the LLC are included in Project development costs.

In recognition of design, supply and support services to be contributed by the 38% partner, the Company will issue 600,000 shares of restricted common stock in four amounts of 150,000 each as follows:

		*	First amount due at the time the first steam generating unit becomes operational;

		*	Second, third, and fourth amounts due respectively after 5, 10, and then 15 steam generating units become operational.

In recognition of design, supply and support services to be contributed by the 5% partner, the Company will issue 150,000 shares of restricted common stock in three amounts of 50,000 each as follows:

		*	First, second, and third amounts due respectively after 5, 10, and then 15 steam generating units become operational.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS (Continued)

e)

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

f)

As at August 31, 2007, the Company had an obligation to issue a total of 37,000 shares of common stock with a fair value of $34,780 pursuant to certain consulting agreements as described in Notes 8 (a) and 8 (b).

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period the Company issued 524,000 restricted common shares (with a further 37,000 restricted common shares issuable as at August 31, 2007) with a fair value of $546,380 for consulting service agreements. Of this amount $353,400 was expensed and $192,980 was recorded as deferred compensation.

During the period the Company recorded non-cash finance costs totaling $382,837 comprised of:

Amortization of the discount resulting from the allocation to warrants of
proceeds from convertible notes	$97,586
Amortization of the intrinsic value beneficial conversion feature of the
convertible notes	157,208
Amortization of deferred finance costs resulting from payment of finders’
fees	128,403
$382,837

10.     SUBSEQUENT EVENTS

On September 18, 2007 an agreement was fully executed, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000, $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services which were previously paid directly to a Manager, Marketing and Communication Services.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     We have not had revenues from operations in each of the last two fiscal years. In accordance with Item 303 of Regulation SB, we therefore provide the following information:

(a) Plan of Operation

     We have broadened our work in green technologies, solutions and services from its primary, initial focus on natural gas pipeline emissions reduction, into the fast growing renewable energy sector, specifically biodiesel feedstock and biomass combustion. Our “green” technology applications will be capable of attracting Renewable Energy Credits or Carbon Credits in support of our credit trading objectives.

     We have structured the company in four “Strategic Business Units”;

1) Renewable Energy;

     (a) “Vertigro Algae Technologies” - a high yield technology which uses algae to sequester carbon dioxide using the sun’s energy to produce a biomass from which algal (vegetable) oil can be extracted for biofuel and other industrial and commercial applications.

     (b) “Global Greensteam” - a low emissions, high efficiency, biomass combustion technology which uses wood, crop and agricultural biowaste as a fuel to produce hot gases which convert water to steam in a steam generation unit and with a steam turbine, to generate electrical power.

2) Pipeline Emissions Reduction;

     An emissions reduction solution (combining valve servicing, sealants, lubrication, training, hands-on support, etc.) which can be applied to large, high pressure natural gas transmission pipelines. The main focus of the emissions reduction is on methane gas, a Greenhouse Gas (GHG) far more damaging to the atmosphere than Carbon Dioxide.

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

Milestones Completed and Planned for Fiscal Year 2007

Renewable Energy Business;

(i)Vertigro Algae Technologies

(a)	Completed Phase 1 construction of El Paso R&D Facility which became operational in September 2007. Phase 2 construction of the R&D Facility has commenced and is planned to become operational in December 2007, Phase 3 construction of the Pilot Plant has commenced and is planned to become operational in May 2008. Funding is now shared 50/50 with Valcent Products Inc.

(b)	Commenced testing various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields.

(c)	Continue researching and identifying other primary and secondary products utilizing Vertigro Algae Technologies.

(d)	Commenced design and manufacture of key technology equipment and materials for first customer pilot plant facilities.

(e)	Signed Letter of Agreement with SGC Energia (Portugal) to become a joint venture partner for the business development, sales and marketing, technology and customer support services in Europe, Middle East and Africa.

(f)	Signed a Letter of Agreement with SGC Energia (Portugal) to develop and construct Vertigro facilities in Portugal with a pilot plant commencing December 2007 which is planned to be operational in June 2008.

(g)	We are engaged in discussions and negotiations with other third parties in the USA, Europe and South Africa to develop and construct Vertigro facilities which will commence with pilot plant construction and planned operations in 2008. We expect to sign Letters of Agreement with these parties before the end of November 2007.

Following completion of Phase 2 of our R&D Facility, we expect to sign definitive agreements to commence large scale production facilities with all these parties later in 2008.

(ii) Greensteam

(a)	Finalizing Definitive Agreement with AERA LLC, a major Californian oil and gas company, for the supply of process steam for oil production using local wood and agricultural biomass waste as the fuel. Planned signing date October – November, 2007.

(b)	Commenced engineering and construction of first combustion and steam generation unit for AERA with planned operations in March 2008

(c)	Engaged in negotiations with one major South African corporation for the supply of steam for production purposes and electrical power to the grid, fueled by the customer’s biowaste materials.

(d)	Finalizing Letter of Agreement with a USA corporation for the generation of electrical power to the grid fueled by the customer’s biowaste materials.

Pipeline Emissions Reduction Business

(a)	Engaged in discussions with a Central Asian country regarding a natural gas pipeline emissions reduction contract which will generate “Green” / Carbon Credits for trading.

Cash Requirements

     We had approximately $307,000 cash on hand as of August 31, 2007. This will not be sufficient to cover the cost of our operations for the remainder of the year ending November 30, 2007. We estimate that the Company will require additional funding during the current fiscal year ending November 30, 2007 of approximately $2 million.

     As the Vertigro project nears completion, further advances from us will be required. We are projecting that the completion of the initial facility, followed by a one acre commercial plant adjacent to it will require between $1.5 million and $2 million over the next 12 months. We will be responsible for 50% of those costs under the current agreement with Valcent Products Inc.

     Construction of the initial Greensteam generator unit, expected to commence in the latter part of the year, will also require funding from us, as we are responsible for 57% of those costs. The expected capital cost of implementing the entire initial contract for our Greensteam business unit is projected to be between $55 million and $60 million. Our 57% portion of that total is expected to be provided mainly through debt financing. The remainder will have to be raised through sales of equity.

     We believe that our Greensteam business in particular, will be suitable for debt based financing, having hard assets and a relatively short build time per unit, followed by an immediate revenue stream from each completed unit. We expect that there will also be opportunities to pre-sell the Vertigro technology or licencing thereof, which will reduce the need for raising additional funds.

Research and Development

     The research and development of the “Vertigro” biofuel feedstock technology will be based in El Paso, Texas at a purpose built 6 acre site which will include a laboratory, offices, R&D plant and a small scale commercial plant expected to be operational in Q2/ 2008. The “Vertigro” technology plan is to make available small commercial projects for strategic customers in Q1/ 2008 which will be ramped up to full scale production facilities commencing Q4/ 2008.

     The research and development of the “Greensteam” waste biomass combustion and steam generation technology will be based in Bakersfield, California in conjunction with our “Onyx” and “ITS” technology partners from their factories in the USA. The Greensteam technology plan is to install the first unit with a major Californian oil and gas production company commencing in Q1/2008 and after finalization of testing to commence phased delivery of multiple units over 2008 and 2009.

Plant and Equipment

     Other than for utilization as components in either the Vertigro or Greensteam projects, the Company does not expect to purchase or sell any plant or significant equipment.

Employees

     With the exception of a new Control Systems Manager for our Greensteam project, all work to date has been accomplished through independent contractors or consultants. However, we expect to add up to 25 employees in total during the next 12 months, in California, Texas, and Florida.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

10.45	Independent Contractor Agreement with Craig Harting.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of October, 2007.

GLOBAL GREEN SOLUTIONS INC.

BY:   J. DOUGLAS FRATER
         J. Douglas Frater
         President and Principal Executive Officer

BY:   ARNOLD R. HUGHES
         Arnold R. Hughes
         Principal Financial Officer, Principal Accounting
         Officer and Treasurer