Form 10KSB
period 2007-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2008-03-14
CIK 1277576

=========================================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2007

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

=========================================================================================================================================

State issuer’s revenues for its most recent fiscal year November 30, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 11, 2008: $16,765,789.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 11, 2008: 43,664,249.

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Background

     We were incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. On November 18, 2003, we acquired the right to conduct exploration activity on one mineral claim located in British Columbia, Canada. We did not establish the commercial feasibility of the mineral claim and since 2005 have been increasing our operations in the Green Energy market sector with a portfolio of eco-technology solutions and services including:

  renewable energy utilizing wood and agricultural waste biomass as an alternative to fossil fueled combustion for steam generation.

  renewable energy utilizing algae biomass to produce bio diesel and other fine chemical products feedstocks.

  carbon credit generation from the above mentioned processes greenhouse gas emissions reduction in the high pressure natural gas transportation industry in developing countries; (the Company is not continuing efforts in this area at this time)

     By way of shareholder approval, effective March 31, 2006, we changed our name to Global Green Solutions Inc. to reflect our change of business focus from the acquisition and exploration of mining claims to the development and implementation of renewable energy and greenhouse gas reduction technology. On May 29, 2006, by way of a Directors’ resolution, we formally terminated our mineral exploration activities to devote full efforts to our expanded business operations, and as a result, have no mineral property rights.

     Global Green Solutions Inc. through its subsidiaries and operating agreements is engaged in the acquisition and development of renewable energy technologies, and in the development of renewable energy and greenhouse gas emission reduction projects. In renewable energy, we have specific technology programs in algae-to-biofuel feedstock, based in El Paso Texas, and waste biomass-to-energy (“Greensteam”) with one project being developed for the generation of industrial process steam, based in Bakersfield, California and a second project being developed to use steam for the generation of electricity in Ocala Florida. Further Greensteam projects are contemplated. The Company does not intend to focus further efforts on the pipeline emissions reduction business at this time.. We intend to enter into contracts for carbon credit generation and trading. No such contracts were completed in 2007 and first contracts are planned in conjunction with Greensteam projects described above.

Subsidiaries

     We have six subsidiary corporations. They are Global Greensteam LLC, a California corporation; Global Green Solutions Ltd, a United Kingdom corporation; Global Green Solutions Pty Ltd., a South African corporation, Greensteam Development Inc., a Delaware corporation, Greensteam Energy LLC, a Delaware corporation, and Florida Greensteam Equine Energy LLC, a Florida corporation. We conduct a portion of our operations through some of these subsidiaries. Not all of them are active. Global Greensteam LLC and Global Green Solutions Pty Ltd. are active; Greensteam Development Inc. and Greensteam Energy LLC are inactive. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity. Florida Greensteam Equine Energy LLC was formed in November, 2007 and is not yet operational.

We now hold a 95% interest in Global Greensteam LLC and are the operating partner. In December, 2007 we acquired the 38% of Global Greensteam LLC held by ITS Engineered Systems Inc. The remaining 5% is held by the Onix Corporation of Dublin, Ohio. Global Greensteam LLC is developing and marketing steam generator systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.

In March, 2007, through our previously inactive UK subsidiary, Global Green Solutions Ltd., we acquired a 60% interest in a new venture in South Africa, Global Green Solutions Pty Ltd. The venture will manufacture, market and sell our algae to biofuel and Greensteam products, as well as provide technical support for projects in Africa. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity.

We own 100% of Greensteam Development Inc. which in turn holds 100% of Greensteam Energy LLC. Both entities are inactive and were acquired solely for the purpose of forming our interest in Global Greensteam LLC.

We hold a 51% interest in Florida Greensteam Equine Energy LLC. The other 49% is held by the Florida Thoroughbred Breeders and Owners Association. This joint venture was formed to implement a waste biomass-to power project in Ocala, Florida.

Business Expansion

     During the previous fiscal year (2006), we expanded our portfolio of green technologies, solutions and services from the initial greenhouse gas emissions reduction business. We entered the fast growing renewable energy sector, specifically biodiesel feedstock and biomass combustion. All three green technology applications attract carbon credit generation in support of our credit trading objectives. The Company is now structured into strategic business units as follows;

1)	Renewable Energy;

	(a)	Algae to biofuel - a biodiesel feedstock technology which uses algae to sequester carbon dioxide using the sun’s energy to produce a biomass from which vegetable oil can be extracted.

     On October 2, 2006 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, as amended June 25, 2007, Valcent and the Company agreed to jointly participate in the development of a patent pending, biomass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The amended agreement was to be the basis for a definitive contract between the Company and Valcent, and the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being completed in El Paso, Texas. The first phase of the pilot project operations commenced in the fourth quarter of 2007. That phase included testing of various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields. The testing effort will occur throughout 2008.

     Subject only to formal consent resolutions by their respective boards of directors, expected before the end of March, 2008, the Company and Valcent intend to continue the development of the project through Vertigro Algae Technologies LLC (the “LLC”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) will each own 50 percent. On the wind up of the current agreement the existing assets will be transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent. Pursuant to the original agreement, as amended, the Company had recorded its investment in the project as being $2,718,160, however, as there is no certainty that cash flow will result from the project, the Company has impaired the full carrying value of its investment and charged this to operations during the year ended November 30, 2007. Under the proposed structure for the LLC the Company is to receive $3 million on a priority basis from the net cash flow of the new LLC. The Company will receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow.

(b)	Greensteam - a biomass combustion technology which uses biowaste as a fuel to produce hot gases which convert water to steam in a steam generation unit.

2) Greenhouse Gas Emissions Reduction;

     An emissions reduction process which is applied to large high pressure natural gas transmission pipelines which transport gas across countries. The main focus of the emissions reduction is on methane gas, which is a Greenhouse Gas (GHG) that is far more damaging to the atmosphere than Carbon Dioxide. Given the apparent potential of our Greensteam and algae to biodiesel projects, the Company does not intend to focus further efforts on the pipeline emissions reduction business at this time.

3) Carbon Credit Trading;

     The technologies developed for each of the above applications when implemented as a United Nations or other recognized international or emissions reduction project in developing countries can generate Green / Carbon Credits. These credits can be traded with developed countries / corporations to offset shortfalls against their emissions reduction targets.

4) Developing Technologies;

     New technologies which complement the above business units or have strong synergies with the customers and markets will be developed or acquired.

Raw materials and principal suppliers

     Our algae to biofuel pilot plant and the eventual commercialized versions of such a facility do not require raw materials other than those that are relatively generic and readily available from a wide variety of suppliers, not just within the United States where the pilot plant is under construction (in El Paso, Texas) but internationally as well. We are not dependent on any specific supplier.

     Our Greensteam technology also uses generic raw materials available from a variety of suppliers.

     Solutions that we offered for greenhouse gas emissions reduction employ raw materials that are widely available within the oil and gas industry. As an example, the demonstration project we completed in the Ukraine in 2006 to repair and seal leaking valves in compressor stations used readily available raw materials sourced from a number of commonly used suppliers in and around Houston, Texas such as South Coast Products and Oncor Trading.

Patents, Licenses and Trademarks

     Valcent Products Inc., with whom we have been developing the algae to biofuel technology, holds an exclusive license to develop, manufacture, commercialize and market on a world wide basis a patent pending system to produce hydrocarbons by growing certain algae, subject to a royalty based on gross revenue developed from the technology. The license is ongoing, subject to Valcent maintaining all provisions of the license agreement. Subject to formal consent resolutions from the respective boards, it is intended that the LLC, of which the Company will own a 50% equity interest, will hold this license.

Government approval of principal products or services and government regulations

     No specific approval is required for our products or services other than: i) permit approval from local air quality control boards for our Greensteam generators and, ii) ensuring that our algae to biofuel plants and Greensteam steam generators will be constructed in suitably zoned locations. We have been granted an experimental permit by the Air Pollution Control District where we intend to locate our first Greensteam unit in Bakersfield, California. That permit gives us 180 days to experiment and prove our emissions levels. After we have done that, we will apply to permit all of our units planned for that area using the same results. The full permit process will take a minimum of three months and we expect that to have been completed by late 2008.

     We are not aware of any existing or probable government regulations that would negatively impact on our operations.

Cost of compliance with environmental laws

     To the best of our knowledge, we are in compliance with all environmental laws. Our costs specific to complying with environmental laws relate to emissions testing of our Greensteam steam generators. To the end of November 2007, we had spent approximately $100,000 on emissions testing.

Business Development, Sales and Marketing

     We utilize a global network of contacts to identify business opportunities and participate in conferences and exhibitions related to greenhouse gas emissions reduction, biofuels and carbon credit trading, leading to engagement with interested parties and potential customers. The strategic and geographical focus of the business is in the America’s, Europe, Middle East and Africa with Australasia and Asia being on a more opportunistic basis. Business development, sales and marketing is managed from the Company’s offices in Vancouver, San Diego, London, Brussels and Johannesburg.

Development and Commercialization - Renewable Energy Business

The development related to our algae to biofuel feedstock technology is based in El Paso, Texas at a purpose built 6 acre site providing for a laboratory, offices, development plant and a future, small scale commercial plant, of which we plan to commence construction in Q4 of calendar 2008. We plan to make available demonstration systems for strategic customers/partners in by the end of June 2008, which will be ramped up to small scale production facilities commencing Q4/ 2008. As the process is essentially modular, these will in turn be ramped up to full scale production facilities commencing in Q1 of calendar 2009. By entering in to an agreement with Valcent Products Inc., we have partnered in to a fairly advanced stage of research and development. We are completing the initial pilot facility in preparation for commercialization of the technology and for conducting additional, ongoing development work.

     The development of the “Greensteam” waste biomass combustion to steam and power generation technology is based in Bakersfield, California. We are conducting development of the engineering and manufacturing through Global Greensteam LLC, with most of that work being incorporated into the first unit to be delivered to a major California oil and gas production company, targeted to occur in Q3 of calendar 2008. Project development costs to the end of November, 2007 were approximately $718,000, of which engineering costs comprised approximately $456,000.

Market Opportunity and Competition

     The “Green Energy” market is growing at a very fast pace for which the Company is ideally placed with an integrated portfolio of technology, solutions and services. The growth in the market is providing immediate business opportunities for the early mover companies such as ours. The market requires new generation, innovative and economical technologies. While we have no customers yet, we have developed a portfolio which is attracting considerable international interest from companies who are required to comply with the emissions reduction and renewable energy legislation being imposed or voluntarily being adopted.

     Our major emphasis is participation in the emerging markets of renewable energy. As is typical in emerging markets, the competition is fragmented and varied in approach. Many companies are small and focused like Global Green Solutions. Some are new business ventures by large companies whose primary line of business is energy related. Given that none of our business units have any customers yet, we cannot estimate our market share and thereby our position within industry segments vis-à-vis our eventual competitors.

     We are engaged in a project development to grow algae and convert it to valuable products for alternative energy and other applications. Other companies have technologies under development which are focused on the same objective. Many of these are associated with or started at universities. Outside of potential competitors focusing on algae, other companies are engaged in programs designed to produce alternative energy such as ethanol from corn or biodiesel feedstock from soybeans or waste animal fats. We believe the market is large enough to accommodate many successful competitors and diverse approaches. We believe that our ability to compete will be contingent on achieving unit production costs such that our products will be acceptable in the marketplace as alternatives to other potentially less expensive but non-renewable products.

     In the production of bio-oil from algae we appear to be entering a market segment which is gaining in its appeal. Algae has recently gained considerable attention as a plant source for bio-oil and has certain advantages over other sources. Our process grows algae using small amounts of water, small amounts of nutrient, large quantities of sunlight, and does not compete for arable land with food crops. The algae contains a high percentage of oil and the laboratory results achieved by our pilot project in El Paso, Texas show significantly larger yields of bio-oil per acre than other, alternative plant sources.

    Competition in the bio-oil market is, for at least the near term, not a major issue so long as the oil can be produced at a price comparable with, or even moderately higher than oil from fossil fuels. It will be a many years before there could possibly be a supply of bio-oil to replace fossil fuels. This means that there is a large enough market to satisfy all producers of bio-oil, as long as their production costs are near the costs of fossil fuels. The demand for bio-oils by major corporations either constructing or planning to construct large scale refineries for bio-oil is great, as these companies are actively searching for feedstock for their refineries. A number of them are closely observing our demonstration project and have indicated an interest in licensing the technology if the results meet their requirements. We are targeting our marketing directly to a number of these major corporations, in recognition of the potential large scale of their demand.

     We are engaged in project development to produce renewable energy from waste biomass, either as steam or electricity. There are numerous companies pursuing similar applications, some with significant name recognition and much larger access to capital resources. There are also numerous other technologies for converting waste biomass into energy, such as gasification. We again believe that the size and diversity of the emerging market opportunity will accommodate many successful competitors and diverse approaches. We believe that our ability to compete will be based on Global Greensteam technology having cost and performance advantages in efficiently combusting difficult waste biomass fuel at low emissions in small-medium applications.

     We have approached this market by focusing initially on a waste biomass project with a significant oil company in California. This again is a very targeted marketing strategy. We have signed a memorandum of understanding, and on conclusion of a final contract will initially replace ten of their steam generators, currently fueled by natural gas, with ten of our generators fueled by waste biomass. As that project has advanced, the credibility we have achieved has lead to serious expressions of interest by other potential customers, in the US, and through the marketing efforts of our subsidiary in South Africa.

Customer Base

     We have expressions of interest from customers in a range of geographic markets (e.g. US, Europe, South Africa) across all our business unit offerings and do not expect to be dependent on just a few major customers to grow our business.

For example:

     In February, 2007, a Memorandum of Understanding (MOU) was signed with Aera Energy LLC (“Aera”). Under the terms of the MOU, we will negotiate a contract with Aera for the purchase of steam from our biomass fueled steam generators. The steam would be utilized in Aera’s enhanced oil recovery operations, replacing steam currently generated by natural gas fired units. Currently, the contract is in the final stages of negotiation and we anticipate signing to be completed by the end of March, 2008.

     In February, 2008, we signed a letter of agreement with SAPPI Limited (“SAPPI”), a leading producer of pulp and paper worldwide to install a Greensteam system at SAPPI’s Usutu pulp mill in Swaziland, Southern Africa, subject to completion of a successful feasibility study.

     Letters of agreement were signed in 2007 with initial strategic biodiesel production customers / partners in the Europe (SGC Energia) and South Africa for the first operational biodiesel feedstock facilities.

     Currently, and until definitive, binding agreements are concluded, we do not have any customers and have not generated any revenues from our operations to date.

Employees - Human Resources

     The Company will continue to expand its human resources to support its business development, sales and marketing objectives and in the research and development (once commenced), operations and after sales support services. We will continue to seek partners who have value added core competencies which complement that of the Company in its core technologies and areas of operation. With the exception of a new Control Systems Manager for our Greensteam project, none of our personnel are currently employees and all work done to date has been accomplished through independent contractors and consultants. However, we expect to add up to 25 employees during the next 12 months, in California, Texas, and Florida.

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

     1. We lack an extensive operating history on which to base an evaluation of our performance Our business is difficult to evaluate because we have a limited operating history. The Company was incorporated in June 2003, but its current initiatives in the areas of gas pipeline emissions reduction, biodiesel feedstock and biomass combustion commenced for the most part in 2006. In considering whether to invest in our common stock, you should consider that we have earned no revenues to date and there is only limited historical financial and operating information available on which to base your evaluation of our performance.

     2. We have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We are in the development stage and have a history of operating losses since inception totaling $16,914,459 to November 30, 2007. There can be no assurances we will be profitable in the future. We expect losses to continue and do not expect positive cash flow from operations in the near term. While there is no assurance that actual cash requirements will not exceed our forecasts, we estimate that our funding requirement for in-house general and administrative expenditures for the fiscal year ending November 30, 2008 will total approximately $1.9 million. Our share of commercialization and engineering costs for our algae to biofuel project, together with build costs for the project’s small scale commercial plant on which we plan to commence construction in Q4 of calendar 2008 is currently estimated at $5 million. The first of our Greensteam units, which is planned to be built in fiscal 2008, will require approximately $7 million of capital.

     We have been dependent on sales of our equity securities and on debt financing to meet our cash requirements. As of November 30, 2007, our outstanding debt financing was $362,058. While we will require additional funding, we may not be able to obtain financing on favorable terms and a decline in the price of our common stock could affect our ability raise an adequate level of working capital. Any additional debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional or sufficient funds, we could be forced to suspend or discontinue operations.

     3. There is no certainty that our key projects will be operationally successful or profitable.

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

     Our Greensteam project is a significant component of the Company’s business strategy. The completion of one or more conversions or replacements of existing natural gas fired steam generators to bio-fuel fired generators at the targeted cost savings for the client is a risk that can only be relieved after actual conversions are achieved and demonstrated. A pending contract to supply steam to a major customer has not yet been obtained and there is no certainty that one will be obtained. If the contract is executed but the project fails, the loss of its projected revenue stream and the write-off of our investment in the venture would have a major, material adverse effect on our operations.

     4. Because much of our assets and the majority of our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.

     Although we maintain offices in San Diego and New York, much of our assets are located outside of the United States. The majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

     5. Political risk, for example the risk of nationalization or appropriation of assets or contract revenue, may exist when we do business with the governments of certain countries.

     Some of the governments we plan to contract with for greenhouse gas emissions reduction are outside of North America or Europe and carry a higher degree of political risk. We could lose equipment and revenue if political circumstances adversely change during the term of any contracts we may have in such countries. Such an event could have a negative affect on our operations. For example, potential greenhouse gas emissions reduction projects that had been identified and either considered or pursued were in Ukraine, Russia, and Uzbekistan.

     6. Our success is dependent on retaining key personnel.

     Our ability to continue the development of our business is in large part, dependent upon our ability to attract and maintain qualified key personnel. Our development now and in the future will depend on the efforts of key management figures, such as Doug Frater, our Chief Executive Officer and Craig Harting, our Chief Operating Officer. The success of our algae to bio-fuel joint venture is highly dependent on the continued involvement of Malcolm Glen Kertz, the President and lead scientist of Valcent Products Inc. The loss of the services of any of these any of these individuals could significantly and adversely affect our operations. We do not currently maintain key-man life insurance on any of our officers or directors.

     7. It takes time to convert greenhouse gas emissions reduction Carbon Credits to cash. Delays in converting the credits to cash could have an adverse affect on our operations.

     It takes time to convert, develop, contract, implement and validate greenhouse gas emissions reduction projects to generate the Carbon Credits to trade for cash. As a result, while we wait for the credits to be converted to cash, we could have inadequate capital in order to maintain operations. If that should occur, and we are unable to obtain other sources of financing, we may have to suspend or cease operations. We have not converted any carbon credits to cash. Under the Kyoto protocol, when an emissions reduction project commences, pre-measurement of emissions takes place. After emissions remediation processes have been implemented, post-measurement of emissions follows. Typically, other than through forward selling carbon credits at a discount, it takes approximately a year from completion of post-measurement to convert into cash the carbon credits generated, as identified by the measurement process.

     8. Because the market for our common stock is limited, you may not be able to resell your shares of common stock.

     There is currently a limited trading market for our common stock. Our common stock trades on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol GGRN. As a result, you may not be able to resell your securities in open market transactions.

     9. Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted.

     Our common stock is now and may continue to be in the future subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

     10. There are a large number of shares underlying our warrants and options that may be available for future sale and the sale of these shares may depress the market price of our common stock.

     As of March 11, 2007, we had 43,664,249 shares of common stock issued and outstanding, and warrants and options convertible into 15,242,983 shares of common stock. The sale of the shares and the shares underlying the warrants and the options may adversely affect the market price of our common stock.

     11. Our audit committee is not independent and our chief financial officer performs some of the functions of the audit committee, which creates a potential conflict of interest.

     The audit committee is an important element in the overall corporate governance system. It is engaged primarily in an oversight function and is responsible for the Company’s financial reporting processes and the quality of its financial reporting. Key issues that it should consider include risk identification and response; pressure to manage earnings; internal controls and company growth. The audit committee must be satisfied that earnings reports reflect the underlying financial performance of the Company and not simply the desires of management. Therefore, to be most effective, audit committee members should be independent from the Company. Our audit committee is comprised of our two directors, who are not independent, and our chief financial officer, which creates a potential conflict of interest.

ITEM 2.     DESCRIPTION OF PROPERTY.

     We do not own any property. The pilot project we are constructing for our algae to biofuel project is on a six acre property located at 401 West Vinton Road, Anthony, Texas 79821. Title to the property is held by Valcent Manufacturing Ltd., a subsidiary of Valcent Products Inc., our project partner to date. Our Greensteam steam generators will be located on land supplied by the customer(s) who will be purchasing the steam or electricity. Office locations are rented.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not presently a party to any pending legal proceeding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the Company’s 2007 fiscal year, there were no matters submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol GGRN. A summary of trading by quarter for the 2007, 2006 and 2005 fiscal years is as follows:

		High Bid	Low Bid
2007
	Fourth Quarter 09-01-07 to 11-30-07	$1.10	$0.65
	Third Quarter 06-01-07 to 08-31-07	$1.08	$0.80
	Second Quarter 3-01-07 to 05-31-07	$1.29	$1.04
	First Quarter 12-01-06 to 02-28-07	$1.30	$0.94

2006
	Fourth Quarter 09-01-06 to 11-30-06	$1.35	$0.59
	Third Quarter 06-01-06 to 08-31-06	$1.21	$0.66
	Second Quarter 03-01-06 to 05-31-06	$1.01	$0.55
	First Quarter 12-01-05 to 02-28-06	$1.40	$0.675
2005
	Fourth Quarter 09-01-05 to 11-30-05	$2.40	$0.60
	Third Quarter 06-01-05 to 08-31-05	$0.75	$0.38
	Second Quarter 03-01-05 to 05-31-05	$1.01	$0.15
	First Quarter 12-01-04 to 02-28-05	$0.00	$0.00

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of November 30, 2007, we had 121 holders of record of our common stock. The above prices reflect the three-for-one stock dividend payable on December 13, 2005.

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

     The first of our two equity compensation plans was filed with the SEC April 4, 2005 (SEC file no. 333-123826) and registered 10,000,000 shares of common stock for sale thereunder. On March 23, 2006, the plan was amended and the number of shares to be issued thereunder was reduced to 5,000,000 shares. As of the date of this filing, 4,990,000 options have been granted under this plan of which 100,000 have been exercised. Options to acquire 10,000 shares of common stock remain available for future issuance under this plan.

     The second plan was filed with the SEC on January 26, 2007 (SEC file no. 333-140233) and registered 10,000,000 shares of common stock for sale thereunder. Currently there are 10,000,000 shares unissued under the plan. Both plans provide for the issuance of options to employees, directors, officers and/or others persons providing certain services to our Company.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders:	None	$0.00	None
Equity compensation plans not
approved by securities holders:	4,890,000	$0.59	10,010,000

     In addition to the above options, the Company granted the option to acquire 4,250,000 common shares from treasury as part of its agreement with the Company’s chief executive officer. All of those options have been exercised.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cash Requirements

     We estimate that our funding requirement for in-house general and administrative expenditures for the fiscal year ending November 30, 2008 will total approximately $1.9 million. Our share of commercialization and engineering costs for our algae to biofuel project, together with build costs for the project’s small scale commercial plant on which we plan to commence construction in Q4 of calendar 2008 is currently estimated at $5 million. The first of our Greensteam units, which is planned to be built in fiscal 2008, will require approximately $7 million of capital.

     The Company intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time.

     Management believes that its Greensteam business will be suitable for debt based financing, having hard assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. There may also be opportunities to pre-sell the biofuel feedstock technology or licensing thereof, which will reduce the need for raising additional funds.

Development and Commercialization- Renewable Energy Business

     The development of the algae biomass to biofuel feedstock technology is based in El Paso, Texas at a purpose built six acre site, owned by Valcent, providing for a laboratory, offices, development plant and a future commercial scale pilot plant planned to commence construction in the fourth quarter of 2008. We plan is to make available demonstration systems for strategic customers/partners in the second quarter of 2008 which will be ramped up to commercial scale pilot plants commencing the first quarter of 2009. As the technology is essentially modular in build and operation, these will in turn be replicated to build out full scale production facilities commencing the third quarter of 2009.

     The development of the “Greensteam” waste biomass combustion to steam and power generation technology is based in Bakersfield, California. We are conducting further development of the engineering and manufacturing through Global Greensteam LLC, with most of that work being incorporated into the first unit to be delivered to a major California oil and gas production company in Q3 of calendar 2008. That contract has not been finalized but we expect it will be fully executed in March, 2008. After finalization of testing of the first unit, we plan to commence phased delivery of additional units over 2009 to 2010 in multiple geographic locations. Project development costs to the end of November, 2007 were approximately $718,000, of which engineering costs comprised approximately $456,000.

Employees - Human Resources

     The Company will continue to expand its human resources to support its business development, sales and marketing, development, engineering, operations and support services. We will continue to seek strategic technology and operating partners who have value added core competencies which complement that of the Company in its core technologies and areas of operation. With the exception of a new Control Systems Manager for our Greensteam project, none of our personnel are currently employees and all work done to date has been accomplished through independent contractors and consultants. However, we expect to add up to 25 employees during the next 12 months, in the USA, Europe and South Africa..

Milestones Planned or Completed for Fiscal Years 2007 and 2008; Senior Management / Corporate Structure

(a)	Recruit a Vice President of Strategy and Business Development to focus on the Renewable Energy market. This was completed in February, 2007.

(b)

Global Green Solutions Pty Ltd. in South Africa was incorporated as a subsidiary of Global Green Solutions Inc. on March 23, 2007. This company will provide business development, sales, marketing, project and sales services for South Africa and the southern Sahara African region.  We own 60% of this company, with the remaining 40% held by C&C Green Technologies Pty in South Africa.

(c)

Complete during March, 2008 the wind up of the current algae to biodiesel project with Valcent Products Inc. and continue development of the project with Valcent USA, Inc. (a subsidiary of Valcent) through a new LLC of which the two companies will each own 50 percent.

Renewable Energy Business

Biodiesel feedstock

(a)

El Paso Pilot Plant and R&D Facility: Phase 1 was operational in Q4, of calendar 2007. Phase 2 is planned for Q2, calendar 2008, Phase 3 is planned for Q3, calendar 2008, and Phase 4 is planned for Q3, calendar 2008.

(b)	Facility plan Phase 1 included funding to test various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields. The testing effort will occur throughout 2008.

(c)	The development of by-product commercialization options and strategies is planned for June, 2008.

(d)	Commencing manufacture of key technology equipment and materials for first customer facilities is planned for August, 2008.

(e)	US customer agreements and definitive contracts for European and South African customers are targeted for fiscal 2008.

Greensteam

(a)

The signing of a Definitive Agreement with a major California oil and gas company, for the supply of steam for oil production using generators fueled by wood biomass waste is planned by the end of March, 2008.

(b)

Together with the Florida Thoroughbred Breeders’ and Owners Association (FTBOA), in November, 2007 we formed Florida Greensteam Equine Energy LLC, a joint venture, to implement a waste biomass-to power project in Ocala, Florida. The project will convert horse muck biomass (the combination of horse manure and straw or wood chips bedding materials) into renewable energy in the form of electrical power which will be sold to the local power grid.

(c)	First Greensteam production unit is planned to be engineered, constructed, installed, tested and commercially operational, generating first revenues in Q4, 2008.

(d)	A contract with one major South African corporation for the supply of steam for production purposes, fueled by the customer’s production biowaste materials is expected to be signed in Q2, 2008.

(e)	In December, 2007 we acquired the 38% of Global Greensteam LLC held by ITS Engineered Systems Inc. (“ITS”), giving us 95% ownership of that business. As part of the transaction, LMS

Capital plc, the parent company of ITS, completed a $2M USD equity investment in Global Green Solutions Inc.

Greenhouse Gas Emissions Reduction Business

(a)

In 2007, we pursued securing a second phase funding under the US Methane to Markets program to reduce natural gas pipeline emissions in the Ukraine and also pursued signing of a Memorandum of Understanding with a Central Asian country, intended to lead to a Definitive Agreement for reduction of natural gas pipeline emissions, which would generate “Green”/carbon credits for trading. The funding and contracts were not secured.

(b)

We attempted to secure a first phase funding under US Methane to Markets program to reduce natural gas pipeline emissions in Latin America. An application was submitted to agencies in Mexico for funding pipeline emissions reduction programs.

The Company also pursued a Memorandum of Understanding and Definitive Agreement to commence a Capacity Building Project in Venezuela, intended to lead to a natural gas pipeline emissions reduction contract to generate Green / Carbon Credits for trading. Based on an increasingly negative political environment in Venezuela and a negative environment for Kyoto Protocol projects in Mexico, we suspended pursuit of any pipeline emissions reduction business opportunities in Latin America.

(c)	Given the apparent potential of our Greensteam and algae to biodiesel projects, the Company does not intend to focus further efforts on the pipeline emissions reduction business at this time.

Carbon Credit Trading

(a)	We intend to enter into contracts for carbon credit generation and trading associated with the Greensteam and biodiesel feedstock operations. No such contracts were completed in 2007.

Developing Technologies

(a)

We are evaluating on an ongoing basis, the acquisition of innovative new technology products or solutions which have synergies with our target customer base, markets and geographies. No such acquisitions were completed in 2007.

Off Balance Sheet Arrangements

     The Company has no off balance sheet arrangements.

PART III
ITEM 7. FINANCIAL STATEMENTS.
Index
Independent Auditors’ Report	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Stockholders’ Equity (Deficiency)	F-5
Notes To Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Global Green Solutions Inc.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Green Solutions Inc. (formerly High Grade Mining Corporation) (a development stage company) as at November 30, 2007 and 2006, and the related consolidated statements of operations and cash flows for each of the two years in the period ended November 30, 2007, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2007, and stockholders’ equity (deficiency) for the cumulative period from June 10, 2003 (date of inception) to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2007, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2007, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its development activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”
March 12, 2008	Chartered Accountants

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2007	2006

ASSETS

Current
Cash and cash equivalents	$11,779	$748,309
Amounts receivable	70,640	5,377
Prepaid expenses	152,597	13,123
Deferred financing costs	-	140,647
	235,016	907,456

Advances for Pilot Project (Note 3)	-	393,271
Intangible Asset (Note 4)	-	100
Equipment (Note 5)	40,929	9,569

	$275,945	$1,310,396

LIABILITIES

Current
Accounts payable and accrued liabilities	$542,900	$211,358
Convertible notes (Note 6)	-	372,822
Loan payable (Note 7)	362,058	-
	904,958	584,180
Minority interest (Note 8)	4,714	-
	909,672	584,180
Commitments And Contractual Obligations (Note 11)
Subsequent Events (Note 14)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock (Note 9)
Authorized:
100,000,000 voting common shares, par value $0.00001 per share
Issued and outstanding:
40,248,808 common shares at November 30, 2007	402	302
30,234,344 common shares at November 30, 2006

Additional Paid-in Capital	14,548,580	6,228,265
Warrants	2,341,150	1,153,400
Deferred Compensation	(609,400)	(998,000)
Deficit Accumulated During The Development Stage	(16,914,459)	(5,657,751)
	(633,727)	726,216

	$275,945	$1,310,396

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly High Grade Mining Corporation)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	YEARS ENDED		TO
	NOVEMBER 30		NOVEMBER 30
	2007	2006	2007

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	1,194,028	438,763	1,635,791
Finance charges	382,837	1,636,747	2,019,584
Interest and bank charges	30,404	60,879	91,649
Office and sundry	620,648	159,904	792,215
Professional fees	262,877	194,704	505,041
Project development expenses	2,223,053	619,398	2,869,951
Stock-based compensation	3,791,738	2,485,600	6,277,338
Impairment of intangibles (Note 4)	357,100	-	357,100
Impairment of advances for pilot
project (Note 3)	2,718,160	-	2,718,160

Operating loss, before
other income and minority interest	(11,580,845)	(5,595,995)	(17,266,829)

Other Income
Interest income	30,772	28,233	59,005

Loss Before Minority Interest	(11,550,073)	(5,567,762)	(17,207,824)

Minority interest in net income of
consolidated subsidiaries	293,365	-	293,365

Net Loss	$(11,256,708)	$(5,567,762)	$(16,914,459)

Basic And Diluted Loss Per Common
Share	$(0.31)	$(0.20)

Weighted Average Number Of
Common Shares Outstanding	36,572,181	28,417,958

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC. (formerly HIGH GRADE MINING CORPORATION) (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	YEARS ENDED		JUNE 10, 2003 TO
	NOVEMBER 30		NOVEMBER 30,
	2007	2006	2007
Cash Used In Operating Activities
Net loss	$(11,256,708)	$(5,567,762)	$(16,914,459)
Adjustments to reconcile loss to net cash used by
operating activities
Depreciation	12,982	1,145	14,127
Minority interest in net income of consolidated
subsidiaries	(293,365)	-	(293,365)
Non-cash finance charges	382,837	1,636,747	2,019,584
Stock-based compensation	3,791,738	2,485,600	6,277,338
Non-cash consulting services	402,380	120,000	522,380
Interest	18,533	56,745	75,278
Impairment of intangible asset	357,100	-	357,100
Impairment of advances to pilot project	2,718,160	-	2,718,160
Changes to operating assets and liabilities
Amounts receivable	(51,143)	(5,377)	(56,520)
Prepaid expenses	(139,474)	(13,123)	(152,597)
Accounts payable and accrued liabilities	331,542	200,246	542,900
	(3,725,418)	(1,085,779)	(4,890,074)

Cash Flows Used In Investing Activities
Purchase of intangible asset	-	(100)	(100)
Acquisition of equipment	(44,342)	(10,714)	(55,056)
Pilot project facilities and equipment	(2,324,889)	(393,271)	(2,718,166)
	(2,369,231)	(404,085)	(2,773,226)
Cash Flows From Financing Activities
Issuance of share capital, net of issuance costs	4,908,602	790,000	5,800,652
Net proceeds from convertible notes	-	1,425,000	1,425,000
Advances from minority interest	87,459	-	87,459
Loan advances	362,058	-	362,058
	5,358,119	2,215,000	7,675,169
Increase (Decrease) In Cash and Cash Equivalents	(736,530)	725,136	11,779
Cash and Cash Equivalents, Beginning	748,309	23,173	-
Cash and Cash Equivalents, End	$11,779	748,309	11,779

Cash and Cash Equivalents are Comprised of:
Cash	$11,779	248,309
Short term deposit	-	500,000
	$11,779	748,309
Supplemental Information
Cash Activities:
Interest paid	$-	-
Income taxes paid	$-	-
Non-Cash Investing and Financing Activities (Note 13)

The accompanying notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2007

							DEFICIT
							ACCUMULATED
	NUMBER OF		ADDITIONAL				DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL
Shares issued for cash at
$0.00001	20,000,000	$200	$(150)	$-	$-	$-	$-	$50
Net loss for the period	-	-	-	-	-	-	(22,678)	(22,678)
Balance, November 30, 2003	20,000,000	200	(150)	-	-	-	(22,678)	(22,628)
Subscriptions received	-	-	-	38,500	-	-	-	38,500
Net loss for the year	-	-	-	-	-	-	(13,114)	(13,114)
Balance, November 30, 2004	20,000,000	200	(150)	38,500	-	-	(35,792)	2,758

Shares issued for cash at $0.10	4,080,000	40	101,960	(38,500)	-	-	-	63,500
Net loss for the year	-	-	-	-	-	-	(54,197)	(54,197)
Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$-	$-	$(89,989)	$12,061

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2007 (Continued)

							DEFICIT
							ACCUMULATED
	NUMBER OF		ADDITIONAL				DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$-	$ -	$(89,989)	$12,061

Shares issued for consulting
services	150,000	2	119,998	-	-	-	-	120,000

Shares issued for cash at $0.05	2,000,000	20	99,980	-	-	-	-	100,000

Shares issued as finder’s fees in
connection with convertible
debt	450,000	5	323,995	-	-	-	-	324,000

Fair value of warrants issued as
finder’s fees in connection with
convertible debt	-	-	-	-	429,000	-	-	429,000

Issuance of convertible debt:
Fair value of convertible debt
warrants	-	-	-	-	574,500	-	-	574,500
Intrinsic value of beneficial
conversion feature	-	-	925,500	-	-	-	-	925,500

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2007 (Continued)

							DEFICIT
							ACCUMULATED
	NUMBER OF		ADDITIONAL				DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Shares issued for cash,
inclusive of finders’ fee units	1,094,000	11	347,989	-	152,000	-	-	500,000

Shares issued on debt
conversion, net of deferred
finance costs of $49,302	320,496	3	105,495	-	-	-	-	105,498

Shares issued for cash,
inclusive of finder’s fee units
and net of cash finder’s fee	420,000	4	133,596	-	56,400	-	-	190,000

Shares issued on debt
conversion, net of deferred
finance costs of $184,883	1,091,601	11	395,853	-	-	-	-	395,864

Shares issued on debt
conversion, net of deferred
finance costs of $61,627	363,876	4	131,951	-	-	-	-	131,955
Shares issued on cashless
warrant exercise	264,371	2	200,998	-	(201,000)	-	-	-

Stock-based compensation	-	-	3,341,100	-	142,500	(998,000)	-	2,485,600

Net loss for the year	-	-	-	-	-	-	(5,567,762)	(5,567,762)

Balance, November 30, 2006	30,234,344	$302	$6,228,265	$-	$1,153,400	$(998,000)	$(5,657,751)	$726,216

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2007 (Continued)
							DEFICIT
							ACCUMULATED
	NUMBER OF		ADDITIONAL				DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL
Balance, November 30, 2006	30,234,344	$302	$6,228,265	$-	$1,153,400	$(998,000)	$(5,657,751)	$726,216
Shares issued on exercise of options	20,000	-	10,000	-	-	-	-	10,000
Shares issued for cash, net of cash fee	1,062,000	11	745,689	-	256,300	-	-	1,002,000
Shares issued for consulting services	237,000	2	236,248	-	-	(236,250)	-	-
Shares issued for cash, inclusive of
finder’s fee units and net of cash finder’s
fee	3,389,200	34	2,415,186	-	822,600	-	-	3,237,820
Shares issued on acquisition of
Greensteam Development Inc.	150,000	2	160,498	-	-	-	-	160,500
Shares issued on exercise of options	20,000	-	10,000	-	-	-	-	10,000
Shares issued for consulting services	12,000	-	12,600	-	-	(12,600)	-	-
Shares issued on exercise of warrants	25,000	-	18,750	-	-	-	-	18,750
Reallocation on exercise of warrants	-	-	6,950	-	(6,950)	-	-	-
Shares issued on exercise of options	2,125,000	21	-	-	-	-	-	21
Shares issued on debt conversion, net of
deferred finance costs of $12,604	885,117	9	633,536	-	-	-	-	633,545
Shares issued for consulting services	25,000	-	26,250	-	-	(26,250)	-	-

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)
PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2007 (Continued)
							DEFICIT
							ACCUMULATED
	NUMBER OF		ADDITIONAL				DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL
Shares issued on exercise of options	30,000	1	14,999	-	-	-	-	15,000
Shares issued for consulting services	50,000	1	52,499	-	-	(52,500)	-	-
Shares issued on exercise of options	30,000	-	$15,000	-	$-	-	-	15,000
Shares issued on exercise of options	1,062,500	11	-	-	-	-	-	11
Shares issued for cash at $1.00	500,000	5	400,695	-	99,300	-	-	500,000
Shares issued for consulting services	200,000	2	183,998	-	-	(184,000)	-	-
Shares issued for consulting services	49,000	-	45,580	-	-	(45,580)	-	-
Shares issued for consulting services	25,000	-	22,500	-	-	(22,500)	-	-
Shares issued for cash at $0.85	117,647	1	83,499	-	16,500	-	-	100,000
Stock based compensation	-	-	3,225,838	-	-	565,900	-	3,791,738
Amortization of deferred
compensation	-	-	-	-	-	402,380	-	402,380
Net loss for the year	-	-	-	-	-	-	(11,256,708)	(11,256,708)
Balance, November 30, 2007	40,248,808	$402	$14,548,580	$-	$2,341,150	$(609,400)	$(16,914,459)	$(633,727)

The accompany notes are an integral part of these financial statements.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (“the Company”) was incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval, effective March 31, 2006, the Company changed its name to Global Green Solutions Inc. to reflect its change of business focus to the development of alternative energy resources.

Global Green Solutions Inc. is engaged in the acquisition and development of renewable energy technologies, and in the development of renewable energy and greenhouse gas emission reduction projects. During 2006, the Company commenced the development and acquisition of these technologies in three areas: natural gas pipeline emissions reduction; biodiesel feedstock production; and biomass combustion to generate industrial process steam and electrical power.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $16,914,459 for the period from June 10, 2003 (inception) to November 30, 2007, has negative cash flow, has a stockholders’ deficiency, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its projects, with particular emphasis over the next year on the biodiesel feedstock and biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Subsidiaries

The Company has six subsidiary corporations. They are Global Greensteam LLC, a California corporation; Global Green Solutions Ltd, a United Kingdom corporation; Global Green Solutions Pty Ltd., a South African corporation, Greensteam Development Inc., a Delaware corporation, Greensteam Energy LLC, a Delaware corporation, and Florida Greensteam Equine Energy LLC, a Florida corporation. The Company conducts a portion of its operations through some of these subsidiaries. Global Greensteam LLC and Global Green Solutions Pty Ltd. are active; Greensteam Development Inc. and Greensteam Energy LLC are inactive. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity. Florida Greensteam Equine Energy LLC was formed in November, 2007 and is not yet operational.

The Company held a 57% interest in Global Greensteam LLC at November 30, 2007 and is the operating partner. The Company’s ownership interest increased to 95% in December, 2007 when it acquired the 38% of Global Greensteam LLC held by ITS Engineered Systems, Inc. The remaining 5% is held by the Onix Corporation of Dublin, Ohio. Global Greensteam LLC is developing and marketing steam generator systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.

In March, 2007, through a previously inactive UK subsidiary, Global Green Solutions Ltd., the Company acquired a 60% interest in a new venture in South Africa, Global Green Solutions Pty Ltd. The venture will manufacture, market and sell the Company’s Vertigro Energy and Greensteam products, as well as provide technical support for projects in Africa. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Subsidiaries (Continued)

The Company owns 100% of Greensteam Development Inc. which in turn holds 100% of Greensteam Energy LLC. Both entities are inactive and were acquired solely for the purpose of forming the Company’s interest in Global Greensteam LLC.

The Company holds a 51% interest in Florida Greensteam Equine Energy LLC. The other 49% is held by the Florida Thoroughbred Breeders and Owners Association. This venture was formed to implement a waste biomass-to-power project planned in Ocala, Florida.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries or entities consolidated under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised, Consolidation of Variable Interest Entities ("FIN 46R"). All inter-company balances and transactions have been eliminated in consolidation.

FIN 46R addresses the consolidation of certain business entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities are required to be consolidated by their primary beneficiaries.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions, and useful lives of long-lived assets.

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Equipment and Depreciation

Equipment is stated at cost. Depreciation is computed using the straight line method, over twenty-four months, to allocate the cost of depreciable assets.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
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

Revenue Recognition

Revenue is recognized when all of the following have occurred: (1) the Company has entered into an arrangement with a customer; (2) delivery has occurred; (3) customer payment is fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is probable.

Asset Retirement Obligations

Asset retirement obligations are recognized when a contractual or legal obligation exists and a reasonable estimate of the amount can be made. As of November 30, 2007 and 2006, the Company had not accrued any significant asset retirement obligations.

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, amounts receivable, accounts payable and accrued liabilities and loan payable were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments. Management has determined and recorded the fair value of the convertible notes as described in Note 6.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for periods prior to December 1, 2005 were not restated.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of November 30, 2007, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to December 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 expresses SEC staff views regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. SAB 110 allows a company to extend the use of the simplified method for grants issued beyond December 31, 2007. The Company has not determined whether or not it will elect to use the simplified method of calculating expected term beyond December 31, 2007.

In September 2006, FASB issued SFAS No. 157, Fair Value Measure” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning December 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of Statement No. 158 did not have any material impact on the Company’s results of operations or financial position.

3.	ADVANCES FOR PILOT PROJECT

On October 2, 2006, and as amended June 25, 2007 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the terms of the agreement, Valcent and the Company agreed to jointly participate in the development of a patent pending, biomass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The amended agreement was to be the basis for a definitive contract between the Company and Valcent, which will be the governing document for the new venture.

The agreement in place at November 30, 2007 required the Company to contribute up to $3 million to cover the estimated cost of the plant, with any further costs to be shared 50/50 with Valcent. The method of recovering the $3 million initial startup loan capital was to be determined in the final, definitive agreement. Costs incurred to November 30, 2007 in connection with the advances made by the Company, have been for (i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; and (iv) general and administrative expenses.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

3.	ADVANCES FOR PILOT PROJECT (Continued)

The preliminary carrying value of the advances at November 30, 2007 of $2,718,160 represented the amount incurred for (i) and (ii) above, while the amounts incurred for (iii) and (iv) above, totalling $1,110,670 were expensed in the period as project development expenses. A shortfall in contributions of $53,868 was due by the Company to the venture at November 30, 2007 and was recorded as a reduction in the preliminary carrying value of the investment. (refer to table below). The preliminary carrying value of the advances at November 30, 2007 was deemed to be impaired as at November 30, 2007 owing to uncertainty that cash flow will result from the project and was charged to operations.

At November 30, 2007, the Company was still in negotiations with Valcent for a final agreement. Subsequently, subject to formal consent resolutions by their respective boards of directors, expected before the end of March, 2008, the Company and Valcent intend to continue the development of the project through Vertigro Algae Technologies, LLC (the “LLC”) of which the Company and Valcent USA, Inc. ( a subsidiary of Valcent) will each own 50 percent. On the wind up of the current agreement, the existing assets will be transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent. Under the proposed structure for the LLC, the Company is to receive $3 million on a priority basis from the net cash flow of the LLC. The Company will receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. Subject to formal consent resolutions by their respective board of directors, expected before the end of March 2008, the Company and Valcent intend to continue the development of the project through the LLC, of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) will each own 50 percent on the wind up of the current agreement, the existing assets will be transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent. The Company’s $3 million advance pursuant to the original agreement, as amended, is to be repaid to the Company on a priority basis from the net cash flow of the new LLC. The Company will receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. As there is no certainty that cash flow will result from the project, the Company has impaired the full carrying value of its investment and charged $2,718,160 to operations in the current period.

The carrying value of the Company’s investment has been determined as follows:

Balance November 30, 2005	$-
Project facilities	393,271

Balance November 30, 2006	393,271
Project equipment	1,520,309
Project facilities	858,448
Amount due to venture	(53,868)
Impairment	(2,718,160)

Balance November 30, 2007	$-

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

4.	INTANGIBLE ASSET

By agreement dated February 20, 2007 the Company agreed to the acquisition of Greensteam Development Inc (“GDI”) and its subsidiary Greensteam Energy LLC (“GE LLC”) for purposes of acquiring certain intangible assets owned by GDI and GE LLC. The purpose of the acquisition was to acquire the rights to the business relationships and opportunities of GDI, to be used in entering into potential steam generation contracts.

Pursuant to this agreement, the Company completed the acquisition through the issuance of 150,000 common shares with a fair value of $160,500. GDI and GE LLC had no tangible net assets at the date of the acquisition. Further, the intangible assets contributed by the founders of GDI and GE LLC had no assignable carrying value under GAAP. Accordingly, the entire purchase price has been assigned to the intangible assets acquired,as described above. As described in Note 11 (g), during the period the Company contributed these intangible assets, in addition to $100,000 in connection with the acquisition of a 57% interest in the newly created GGS LLC. The 43% non-controlling shareholders in GGS LLC contributed additional intangible assets, being certain related relationships and expertise at a deemed value of $196,500 in exchange for their interests. Accordingly, the Company’s intangible assets resulting from the consolidation of GGS LLC originally totalled $357,000.

The indefinite life intangible assets acquired in this series of transactions meet the criteria in SFAS 142 for recognition apart from goodwill, with the estimated useful lives being subject to ongoing reassessments as of the end of each reporting period. As of November 30, 2007, there has been no change to the estimate of the indefinite lives of these intangible assets. In accordance with SFAS 142, at least annually, the Company is required to evaluate the carrying value of these intangible assets. As a result of this test, as at November 30, 2007, the Company wrote off these intangible assets and recorded an impairment of $357,000.

On December 23, 2005, the Company entered into an agreement with the principals (“Principals”) of Sealweld International Company Ltd. (“SWI”), to purchase the assets and goodwill of SWI in consideration of $100 and covenants not to disclose, compete or interfere. SWI specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. The cost of this acquisition was accounted for as an intangible asset. On March 7, 2007, the Company provided notice of termination to the Principals for their service agreement to the end May 31, 2007. As a result, the intangible asset is no longer considered to have value and has been written off during the year ended November 30, 2007.

5.	EQUIPMENT

		2007		2006
		Accumulated
	Cost	Depreciation	Net Book Value	Net Book Value
Computer and office equipment	$55,056	$14,127	$40,929	$9,569

6.	CONVERTIBLE NOTES

On May 5, 2006, the Company issued Convertible Notes (the “notes”) in the aggregate amount of $1,500,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Notes were 1,399,999 Class A Warrants and 1,399,999 Class B Warrants (the “Warrants”). Each Class A Warrant is convertible into one share of common stock upon the payment of the price of $0.75 per warrant. The Class A Warrants expire two years from May 5, 2006. Each Class B Warrant is convertible into one restricted share of common stock upon the payment of the price of $1.25 per warrant. The Class B Warrants expire two years from May 5, 2006. At the election of the holder, the notes and interest accrued thereon are convertible into one restricted share of common stock at the lesser of (i) $0.75 per share or (ii) seventy percent (70%) of the average five closing bid prices of the

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTES (Continued)

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

During the year ended November 30, 2007, the Company recorded as finance charges, $97,586 (2006 - $476,914) of amortization of the discount resulting from the allocation of proceeds to the warrants and a further $157,208 (2006 - $768,292) of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $NIL (2006 - $254,794).

During the year ended November 30, 2007, a total of $600,000 (2006 - $900,000) of convertible note principal and $46,149 (2006 - $29,129) of accrued interest was converted into 885,117 (2006 - 1,775,973) shares of the Company’s common stock leaving NIL convertible note principal (2006 - $600,000) or accrued interest (2006 - $27,616) outstanding as at November 30, 2007.

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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

6.	CONVERTIBLE NOTES (Continued)

The Company estimated the fair value of the finders’ warrants issued using the Black-Scholes option pricing model using the following weighted average assumptions: expected option life of 2 years, risk-free interest rate of 3.5%, dividend yield of 0% and expected volatility of 161%.

The Company recorded these fees as deferred financing costs to be amortized on a straight-line basis over the term of the notes. In the event of conversion of any or all of the face amount of the notes, the proportionate amount of these unamortized costs as of the date of conversion is charged to additional paid-in capital. During fiscal 2007, the Company expensed $128,043 (2006 - $391,541) of these costs and charged $12,604 (2006 - $295,812) to additional paid-in capital on note conversions, leaving NIL (2006 - $140,647) unamortized as at November 30, 2007.

7.	LOAN PAYABLE

As of November 30, 2007, the Company had borrowed $362,058 (2006 - $NIL) from Valcent Products Inc. This amount was unsecured, non-interest bearing, and had no specific terms of repayment. The loan was repaid in full on December 14, 2007.

8.	MINORITY INTEREST

At November 30, 2007, minority shareholders held a 40% interest in Global Green Solutions Pty Ltd. and a 43% interest in Global Greenstream LLC (“the LLC”).

For the year ended November 30, 2007, the Company has recorded minority interest income of $293,365 (2006 - $NIL). Total minority interest obligations as of December 31, 2007, of approximately $4,714 have been recorded as a component of other long-term liabilities

An amount of $218,090 was due to the Company by ITS Engineered Systems, Inc. (“ITS”), a minority shareholder that gave up its 38% interest, represented by net assets of $110,856, in the LLC during 2007. The net amount of $107,234 has been treated as an impairment write-off and charged against minority interest income accordingly.

On December 7, 2007 the Company concluded an agreement with ITS to acquire the 38% of the LLC held by ITS. As a result of that agreement, the Company now holds 95% of the LLC (the “LLC”). Under the agreement, the Company assumed outstanding funding obligations of ITS to the LLC of approximately $392,000.The 600,000 shares of the Company to be issued to ITS as contingent consideration as originally contemplated and described in Note 10 (g), will now be issued as follows:

i)

150,000 shares upon delivery of commercial steam generation from the first unit after successful experimental testing and operational permitting and accepted by the customer purchasing the steam as the steam production commencement date;

ii)

150,000 shares upon delivery of commercial steam generation from the fourth unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date;

iii)

150,000 shares upon delivery of commercial steam generation from the seventh unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date;

iv)

150,000 shares upon delivery of commercial steam generation from the tenth unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9.	CAPITAL STOCK

Common Stock

During the year ended November 30, 2007, the Company issued shares of common stock as follows:

i)

100,000 shares on the exercise of stock options at a price of $0.50 per share for total proceeds of $50,000 and 3,187,500 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $32;

	ii)	148,000 shares with a combined fair value of $153,180 in connection with two one year consulting contracts of which $142,080 has been expensed to November 30, 2007;

	iii)	250,000 shares with a combined fair value of $242,500 for consulting services which were expensed during the year;

iv)

1,062,000 units pursuant to a private placement at a price of $1.00 per unit for total gross proceeds of $1,062,000. In addition, the Company issued 75,000 unit purchase warrants to agents and paid cash of $60,000 as finders’ fees. Each private placement unit consisted of one share of common stock and one half share purchase warrant, with each whole share purchase warrant being exercisable into one restricted share of common stock at a price of $1.40 to June 27, 2008. Each of the unit purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit to June 27, 2008, with each unit being identical to the related private placement units;

v)

3,385,000 units for a private placement at a price of $1.00 per unit for total gross proceeds of $3,385,000. In addition, the Company issued 90,000 unit purchase warrants to agents, issued 4,200 restricted common shares, issued 39,690 share purchase warrants and paid cash of $147,180 as finders’ fees. Each private placement unit consisted of one share of common stock and one half share purchase warrant. Each of the unit purchase warrants provides the holder the option to acquire a unit of the Company at a price of $1.00 per unit to August 19, 2008, with each unit being identical to the related private placement units. The finders’ fee warrants and the warrants underlying the private placement units and the unit purchase warrants are all exercisable at a price of $1.40 per share to August 19, 2008;

	vi)	150,000 shares with a fair value of $160,500 as initial consideration in connection with the agreement dated February 20, 2007 (Note 11 (g));

vii)

885,117 shares on conversion of a total of $600,000 of convertible note principal and $46,149 of accrued interest and net of deferred finance costs of $12,604; 25,000 shares on the exercise of warrants at a price of $0.75 per share for proceeds of $18,750 (refer to Note 6);

viii)

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

	ix)	200,000 shares of common stock with a fair value of $184,000 were issued in connection with a three year consulting agreement of which $17,800 has been expensed to November 30, 2007; and

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9	.	CAPITAL STOCK (Continued)

Common Stock (Continued)

		x)	117,647 units for a private placement at a price of $0.85 per unit for total gross proceeds of
$100,000. Each private placement unit consisted of one share of common stock and one half share purchase warrant, with each whole share purchase warrant being exercisable into one restricted share of common stock at a price of $1.50 to November 30, 2009.

During the year ended November 30, 2006, the Company issued shares of common stock as follows:

		i)	150,000 shares of common stock for consulting services with a fair value of $120,000;
		ii)	2,000,000 shares of common stock at for a private placement a price of $0.05 per share for total proceeds of $100,000;
		iii)	450,000 shares of common stock with a fair value of $324,000 as a finders’ fee in connection with the convertible notes (refer to Note 6);
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
		vi)	1,775,973 shares of common stock on conversion of Convertible Note principle and accrued interest of $900,000 and $29,129 respectively. A total of $295,812 of previously deferred finance fees were recorded in connection with these conversions (refer to Note 6);
		vii)	264,371 shares of common stock on exercise of a total of 300,000 share purchase warrants at a price of $0.10 per warrant. As permitted under the terms of the warrant agreement, these 300,000 share purchase warrants were exercised on a cashless basis whereby 35,629 shares were forfeited back to the Company at an exercise date fair value of $0.842 for total consideration of $30,000.

Stock Options
During 2007, the Company had the following stock option activity:

The Company granted a total of 1,640,000 stock options at exercise prices ranging from $0.00001 to $1.06 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be
$1,498,050 on a straight-line basis, over the related option vesting period or service contract period.

The Company expensed $973,738 of this fair value, $338,400 has been recorded as deferred compensation in stockholders’ equity, and $185,912 will be recorded on the future vesting of options.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9.	CAPITAL STOCK (Continued)

Stock Options (Continued)

The fair value of the common stock options granted during the period was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The expected volatility is based on Company experience. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.65%; expected volatility of 147% and average expected option term of 2.88 years.

During 2006, the Company had the following stock option activity:

The Company granted a total of 7,725,000, stock options at exercise prices ranging from $0.00001 per share to $0.50 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $5,533,000 on a straight-line basis, over the expected term of the options, which is based on the options’ contractual term. The expected volatility is based on Company experience.

To November 30, 2007, the Company has expensed $5,161,100 (2006 - $2,474,300) of this fair value, $93,700 (2006 - $866,800) has been recorded as deferred compensation in stockholders’ equity, $230,200 (2006 - $2,143,900) will be recorded on the future vesting of options and $48,000 relates to options which were forfeited prior to vesting.

The fair value of the common stock options granted during 2006 was measured at the grant date using the Black- Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were actual U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 4.50%; expected volatility of 164% and average expected option term of 2.96 years.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9.	CAPITAL STOCK (Continued)

Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at November 30, 2007:

	Stock Options	Stock Options	Weighted Average
Exercise	Issued and	Outstanding and	Remaining
Prices	Outstanding	Exercisable	Contractual Life

$0.00001	1,062,500	-	1.42 years
$0.00001	100,000	-	2.62 years
$0.50	1,300,000	1,300,000	1.14 years
$0.50	675,000	675,000	1.17 years
$0.50	200,000	200,000	1.40 years
$0.50	1,100,000	1,100,000	1.96 years
$0.50	500,000	500,000	2.04 years
$0.50	15,000	15,000	2.63 years
$0.50	25,000	12,500	2.86 years
$1.00	300,000	300,000	2.13 years
$1.00	300,000	200,000	2.38 years
$1.00	200,000	200,000	2.58 years
$1.06	200,000	-

	5,977,500	4,502,500

The Company’s stock option activity for the periods ended November 30, 2007 and 2006 is as follows:
			Weighted Average
	Number of	Weighted Average	Remaining
	Options	Exercise Price	Contractual Life
Balance outstanding, November 30, 2005	-	$-
Granted during the year	7,725,000	0.23
Expired / forfeited during the year	(100,000)	0.50
Exercised during the year	-	-
Balance outstanding, November 30, 2006	7,625,000	0.22	2.39 years
Granted during the year	1,640,000	0.78
Expired / forfeited during the year	-	-
Exercised during the year	(3,287,500)	0.02
Balance outstanding, August 31, 2007	5,977,500	$0.49	1.64 years

As at November 30, 2007, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options exercised during the year ended November 30, 2007 was $3,344,693.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9	.	CAPITAL STOCK (Continued)

		Warrants
		The Company’s warrant activity for the periods ended November 30, 2007 and 2006 is as follows:
					Weighted
				Weighted	Average
			Number of	Average	Remaining
			Warrants	Exercise Price	Contractual Life

		Balance, November 30, 2005	-	$-	-

		Granted during the year	4,406,998	0.86
		Expired during the year	-	-
		Exercised during the year	(300,000)	0.10

		Balance, November 30, 2006	4,106,998	0.92	1.58 years
		Granted during the year	2,572,014	1.41
		Expired during the year	-	-
		Exercised during the year	(25,000)	0.75

		Balance, November 30, 2007	6,654,012	$1.11	0.67 years

As described above in Common Stock (2007), items (iv), (v), and (viii), as at November 30, 2007, the Company has 665,000 unit purchase warrants outstanding at exercise prices from $1.00 to the greater of $1.00 or a price equivalent to a Volume Weighted Average Price, for periods ending from June 27, 2008 to August 19, 2008. Each of the unit purchase warrants provides the holder the option to acquire a unit of the company, with each unit being identical to the related private placement units. The unit purchase warrants have not been included in the table of warrants outstanding above. The fair value of these unit purchase warrants of $202,700 has been included in the portion of the corresponding financing proceeds charged to additional paid in capital.

	Warrants	Weighted Average
	Outstanding and	Remaining
Exercise Prices	Exercisable	Contractual Life

$0.50	400,000	0.42 years
$0.75	1,399,999	0.42 years
$0.75	522,000	0.52 years
$0.75	210,000	0.83 years
$1.25	1,399,999	0.42 years
$1.40	531,000	0.58 years
$1.40	1,732,190	0.72 years
$1.40	150,000	3.92 years
$1.50	250,000	1.65 years
$1.50	58,824	2.00 years

	6,654,012

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

9.	CAPITAL STOCK (Continued)

Warrants (Continued)

In addition to the warrants issued in connection with the private placement and convertible note financings as described above, during 2006, the Company issued 150,000 warrants in exchange for services at a price of $1.40 per share exercisable for a period of five years. The Company expensed the fair value of these warrants, estimated to be $142,500, over the related service contract period. During 2007, the Company expensed $131,200 of this fair value (2006 - $11,300).

The fair value of the warrants issued during the year for services was measured at the award date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield of 0%; average risk free interest rate of 5%; expected volatility of 160% and average expected option life of 5 years.

10.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the years ended November 30, 2007 and 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at November 30, 2007 that are not disclosed elsewhere in these consolidated financial statements:

The Company paid and or accrued consulting fees to directors, officers and other related parties of the Company in the amount of $669,643 (2006 - $286,806).

The Company paid or accrued $171,687 (2006 $NIL) in rent and administration fees to a company controlled by a significant shareholder of the Company.

$227,342 (2006 - $47,624) was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment.

11.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations.

a)	On January 18, 2006, the Company entered into a corporate support agreement with a privately held company owned by a significant shareholder for fiscal agency services, commencing January 1, 2006 for two years at the rate of $48,000 per year. In addition, the Company agreed to grant 300,000 incentive stock options at a price of $0.50 per share exercisable for a period of three years. During the year ended November 30, 2006, the parties renegotiated the terms of the agreement to amend the option grant to be 1,300,000 options exercisable at $0.50 per share for a period of three years from the original grant date.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

11.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

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

d)

Effective December 15, 2006 the Company entered into an agreement with a term of 360 days for the provision of consulting services relating to management advice and strategic planning. The compensation provided for under the agreement is as follows:

		i.	$3,000 for every 30 day period;

		ii.	4,000 restricted common shares per month, to be issued on a quarterly basis in advance, commencing January 1, 2007 (12,000 common shares issued as at November 30, 2007);

iii.

Options to acquire 500,000 restricted common shares with an exercise price of $0.50, vesting at the rate of 250,000 options in the first three months of the contract and 250,000 options in the succeeding three months. The options will be pro-rated should the contract be cancelled by either party within the first six months.

e)

On December 18, 2006, the Company finalized an agreement for the provision of public relations services for a period of twelve months for a monthly fee of $4,250 effective January 1, 2007. In addition, the Company will grant 25,000 restricted common shares each quarter in advance, for a total of 100,000 restricted common shares (100,000 shares issued as at November 30, 2007).

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

11. COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

f) The Company entered into an agreement effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive
Officer, as well as office premises for the Company in Brussels, Belgium. This agreement superseded an earlier agreement was that was cancelled by mutual consent. The fees for providing the services are as follows:
- Base compensation of $13,264 (8,500 Euros) per month;
- Office rent of $1,873 (1,200 Euros) per month;
- $3,120 (2,000 Euros) monthly for European Social costs.
- An annual performance bonus of 1% of net profit;
- In addition, the Company agreed to grant the right to buy 4,250,000 shares of the Company on
$0.00001 vesting as follows:
i.	2,125,000 February 1, 2007 (exercised as at November 30, 2007);
ii.	1,062,500 on July 31, 2007 (exercised as at November 30, 2007);
iii.	1,062,500 on January 31, 2008. (4,250,000 shares were issued by January 31, 2008 exercised subsequent to year end).

The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.

g) On February 20, 2007 the Company completed an agreement to acquire Greensteam Development Inc., which resulted in Global Greensteam LLC, a venture with two other companies for the purpose of converting waste biomass into steam for industrial applications. The Company’s interest in the new venture was 57%, with the other two companies holding 38% and 5% respectively. The Company will be the operating partner and as such will be responsible for project and operational management of the venture and the biomass fuel supply contracts.

In recognition of investments already made by one of the other companies, the Company invested the first $100,000 in the new venture. Subsequent investments were to be on a 57 / 38 / 5 basis.

In recognition of certain relationships and expertise, including design, supply and support services to be contributed by the 38% partner, the Company will issue 600,000 shares of restricted common stock in four amounts of 150,000 each as follows:
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

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

11.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

The merger consideration to be paid by the Company to third parties is as follows:

* * * * *

150,000 shares of restricted common stock upon execution of the definitive agreement (issued as at November 30, 2007);
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

h)

On July, 13, 2007 an agreement was fully executed, effective from March 1, 2007, for the services of a Vice President, strategy and business development. The agreement has a three year term and includes base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.0001, vesting after satisfactory completion of a continuous twelve month period from the effective date. Additional bonus stock options may be issued upon the Company initiating a bonus plan. The agreement may be terminated upon three months notice.

i)

On September 15, 2007 the Company entered into an agreement for consulting services relating to government relations and business development. The agreement had a four month term at a fee of $5,000 per month and expired subsequent to November 30, 2007.

j)

On September 18, 2007 an agreement was fully executed, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. The contract may be terminated upon six months notice.

12.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of November 30, 2007, the Company has net operating losses carried forward totalling approximately $4,710,000 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

12. INCOME TAXES (Continued)

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and minority interest. The components of these differences are as follows:
	2007	2006

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(3,813,100)	$(1,893,000)
Non-deductible stock based compensation	1,289,200	845,100
Non-deductible impairment of intangible assets	66,800	-
Minority interest share of losses	(99,700)	-
Non-deductible finance costs and other	130,700	556,500
Change in valuation allowance	2,426,100	491,400

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2007	2006
Non-capital loss carry forwards	$1,587,300	$522,900
Tax basis of investments in excess of carrying value	1,356,400	-
Equipment	4,400	-
Total deferred tax assets	2,948,100	522,000
Total deferred tax liabilities	-	-
Valuation allowance	(2,948,100)	(522,000)

Net deferred tax assets	$-	$-

The Company has approximately $4,480,000 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, as follows:
	2023	$22,700
	2024	13,100
	2025	54,200
	2026	1,445,400
	2027	2,944,600
		$4,480,000

In addition, the Company has net operating losses carried forward for income tax purposes in South Africa and the United Kingdom, which may be carried forward indefinitely to offset future taxable income of approximately
$218,300 and $11,700 respectively.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

13. NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2007 and 2006 the Company recorded non-cash finance costs (see Note 6) comprised of:

	2007	2006
Amortization of the discount resulting from the allocation to
warrants of proceeds from convertible notes	$97,586	$476,914
Amortization of the intrinsic value beneficial conversion feature
of the convertible notes	157,208	768,292
Amortization of deferred finance costs resulting from payment
of finders’ fees	128,043	391,541
	$382,837	$1,636,747

During the year ended November 30, 2007:
*	598,000 restricted common shares with a combined fair value of $579,680 were issued for various prepaid consulting service agreements;
*	885,117 restricted common shares were issued on conversion of $600,000 of convertible note principal and $46,149 of accrued interest thereon;
*	150,000 shares of common stock were issued with a fair value of $160,500 in connection with the acquisition of Greensteam Development Inc. (See Note 11 (g));
*	165,000 unit purchase warrants with a combined fair value of $133,200 were issued to agents pursuant to private placements;
*	500,000 unit purchase warrants with a fair value of $69,500 were issued and included in a private placement.

During the year ended November 30, 2006:
*	150,000 restricted common shares with fair value of $120,000 were issued for prepaid consulting service agreements;
*	1,775,973 restricted common shares were issued on conversion of $900,000 of convertible note principal and $29,129 of accrued interest thereon;
*	450,000 shares of common stock were issued with a fair value of $324,000 as a finders’ fee in connection with the convertible notes (see Note 6);

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

14.	SUBSEQUENT EVENTS

Except as disclosed elsewhere in these consolidated financial statements, the following are significant events subsequent to November 30, 2007:

	a)	On December 7, 2007 the Company completed the following private placement of securities:

The Company issued 2,352,941 units at a price of $0.85 per unit for a total of $2,000,000. Each unit consisted of one restricted share of common stock and one half share purchase warrant. One whole warrant is convertible into one restricted share of common stock upon payment of the exercise price of $1.50 for thirty-six months from the date of issue.

The subscriber also received a unit purchase warrant to acquire up to 1,000,000 additional units, exercisable for a period of six months. The exercise price is the greater of $1.00 or a volume weighted average price Each unit acquired through the unit purchase warrant consists of one common share and one half share purchase warrant. One whole warrant is convertible into one restricted share of common stock upon payment of the exercise price that is the greater of $1.50 or 150% of a volume weighted average price, for thirty-six months from the exercise date.

b)

On January 15, 2008 the Company entered into an agreement for consulting services related to financing for its Greensteam project. The agreement has a three month term at a rate of $5,000 per month and includes a success fee, being: 1% of project equity up to $10 million and ½% for amounts over $10 million; ½% on debt financing.

c)

Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe. Compensation under this agreement is comprised of an engagement fee of $10,500; $10,500 monthly (increasing to $15,000 based on securing $2,000,000 in equity financing); and 40,000 restricted common shares of the Company per quarter.

	d)	Subsequent to the year ended November 30, 2007, a total of 1,062,500 stock options were exercised at $0.00001 for gross proceeds of $11.

GLOBAL GREEN SOLUTIONS INC.
(formerly HIGH GRADE MINING CORPORATION)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 AND 2006
(Stated in U.S. Dollars)

15. SEGEMENTED INFORMATION

The Company is engaged in renewable energy and greenhouse gas emission reduction development projects in one operating segment, being the development of renewable energy technologies.
Following are project development expenses by type of project:
	2007	2006

Natural gas emissions reduction	$187,751	$619,398
Biodiesel feedstock pilot project	1,110,670	-
Biomass-fueled steam generation	717,895	-
Other	206,737	-
	$2,223,053	$619,398

The Company’s long-lived assets are predominately located in the United States.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to November 30, 2007, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

     None

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors and Significant Employees

Our directors will serve until the next annual general meeting or until their successors are elected and qualified.

The Company has an agreement for provision of services of a President and Chief Executive Officer, as well as office premises for the Company in Europe effective February 1, 2007 and having a five year term. The agreement may be terminated upon provision of six months notice by the Company or 60 days notice by the Chief Executive Officer. The fees for providing these services are as follows:

The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for social fees;

Office rent of 1,200 Euros per month;

An annual performance bonus of 1% of net profit, as determined by the Company’s audited financial statements;

The Chief Executive Officer had an option to acquire 4,250,000 common shares at $0.00001 per share, vesting as follows:

i.   2,125,000 February 1, 2007;
ii.  1,062,500 on July 31, 2007;
iii. 1,062,500 on January 31, 2008.
All of these options have now been exercised.

     On November 16, 2006, the Company granted the Chief Executive Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding to date.

     As we had no revenue and hence no net profit for the years ended November 30, 2007 or 2006, no performance bonus was issued to the Chief executive Officer.

     Monthly fees to both the Chief Operating Officer and the Chief Financial Officer were increased during the year ended November 30, 2006 in line with their increased time commitment to the Company and the growing complexity and activity level within the business. The Chief Operating Officer was paid $6,000 per month from May to October 2006, increasing to $8,000 in November, for a total of $44,000. This was increased by a further $4,000 per month in the 2007 fiscal year to cover sub-contracted marketing communications expenses. The Chief Financial Officer received $1,500 per month from mid-March to August 2006, and $5,000 per month from September to November 2006, for a total of $23,250. That monthly rate was increased to $8,000 starting in December 2006.

     We are currently negotiating with the Chief Financial Officer to formalize the terms of his relationship with the Company by way of a contract, with an anticipated term of three years.

     A contract with the Vice President, Strategy and Business Development was fully executed on July 13, 2007 and was filed as exhibit 10.1 to our quarterly report on Form 10-QSB filed on July 23, 2007.

     A contract with the Chief Operating Officer was fully executed on September 18, 2007 and was filed as exhibit 10.45 to our quarterly report on Form 10-QSB filed on October 22, 2007. On November 16, 2006, the Company granted the Chief Operating Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding to date.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	68	Chairman and a member of the board of directors
1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5

Robert Baker	54	Secretary and a member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

J.Douglas Frater	57	President and Chief Executive Officer
Vossemburg 1
Tervuren 3080
Brussels, Belgium

Craig Harting	57	Chief Operating Officer
2519 San Marcos Avenue
San Diego, CA 92104

Arnold Hughes	54	Chief Financial Officer
3523 West King Edward Avenue
Vancouver, British Columbia
V6S 1M4

Michael Gilbert	42	Vice President, Strategy and Business Development
105 Longview Avenue
White Plains, NY 10605

Background of Officers and Directors

Elden Schorn - Chairman of board of directors

     On January 5, 2006, Elden Schorn was appointed to our board of directors. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer while remaining as a member of the board of directors. His resignation was to allow J. Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of our board of directors. Since September 2003, Mr. Schorn, as president of Windstone Financial Corp., has provided financial services and government relations consulting services to the mining and high tech sectors in British Columbia, as well as acting as a director of three companies. The three companies are Pacific Copper Corp., Equus Energy Corporation and Snowdon Resources Corp. Since August 10, 2006, Mr. Schorn has been a director of Pacific Copper Corp. located in Toronto, Ontario. Pacific Copper is a Delaware corporation engaged in the business of mining exploration. Pacific Copper does file reports with the United States Securities and Exchange Commission and is listed for trading on the OTCBB under the symbol PPFP. Since June 9, 2004, Mr. Schorn has been a director of Equus Energy Corporation located in Vancouver, British Columbia. Equus Energy is a British Columbia corporation engaged in the business of mining exploration. Equus Energy does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol EQECF. Since March 1, 2006, Mr. Schorn has been president, principal executive officer, principal financial officer, treasurer and director of Snowdon Resources Corp. located in Vancouver, British Columbia. Snowdon Resources is a Nevada corporation engaged in the business of mining exploration. Snowdon Resources Corp. files reports with the SEC pursuant to section 15(d) of the Securities Exchange Act of 1934, but is not listed for trading on any exchange or the Bulletin Board. Since resigning his non-board positions with Global Green Solutions Inc., Mr. Schorn has provided corporate relations support to the Company as well as government relations work, both in Canada and the USA. He also works with financial institutions and investment funds, positioning the Company for funding support for its Vertigro and Greensteam projects. From 1996 to September 2003, Mr. Schorn was president of Schorn Consulting Ltd. During 2002 and 2003, he provided contract consulting for Schorn Consulting Ltd. to the Government of the province of British Columbia and to companies in the high tech sector in that province. These services included government relations consulting and financial services consulting. Work during this period for the Government of British Columbia was focused on the Skeena Cellulose project, for which the government was seeking a buyer. From 1998 to 2003, Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995, Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

Robert Baker - Secretary and member of the board of directors

     On the inception of the Company, Robert Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us and he continues to hold the positions of secretary and a member of the board of directors. Since May 27, 2005, Mr. Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, Mr. Baker has been a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

J. Douglas Frater - President and chief executive officer

     Since June 16, 2006, Mr. Frater has been our president and principal executive officer. Since May 2006, Mr. Frater has been a director of Global Green Solutions Ltd., a United Kingdom corporation which is one of our subsidiary corporations. Since December 2006, Mr. Frater has been a director of Global Greensteam LLC, a California corporation which is one of our subsidiary corporations. Since January 2007, Mr. Frater has been a director of Greensteam Acquisition Company Inc. one of our subsidiary corporations. Since March 2003, Mr. Frater has been a Managing Partner of Sigma Consult bvba, in Brussels, Belgium. Sigma Consult provided international consultancy, sales, marketing and business development services to a number of new technology and solution companies primarily in the oil and gas markets. From December 1995 to March 2003, Mr. Frater was with Honeywell International’s Industrial Automation and Controls Division as Global Vice President - Oil and Gas and previously Sales Vice President, Europe, Middle East and Africa and Global Director, Oil and Gas Business and International Projects. Mr. Frater’s work with Honeywell included senior management assignments in Europe, the Middle East and Asia. He has over 30 years experience in the oil and gas and petrochemical industry including start-up companies and joint ventures in the UK and China. Mr. Frater has a B.Sc. in Industrial Control Engineering from Teesside University. Mr. Frater’s other business experience was with ICS plc in Scotland and the Middle East where he was a Director and General Manager for 15 years. He started his career with BP where he worked for 6 years.

Craig Harting - Chief operating officer

     On joining Global Green Solutions in May of 2006, Craig Harting was appointed Vice President of Marketing and Technology. On December 5, 2006 he was appointed Chief Operating Officer. Since December 2006, Mr. Harting has been a director of Global Greensteam LLC, a California corporation which is one of our subsidiary corporations. Since January 2007, Mr. Harting has been a director of Greensteam Acquisition Company Inc. one of our subsidiary corporations. Prior to joining Global Green Solutions, Mr. Harting served as Chief Investment Officer of Integrated Wealth Management, a registered investment advisory firm beginning in May 2003. From September 1973 to February 2003, Mr. Harting was employed by the Industrial Business unit of Honeywell Inc., a global technology company. From January 2000 to February 2003, Mr. Harting served as Vice President of Project Operations. From February 1995 to December 1999, he was Vice President of Global Project Sales. From May 1991 to January 1995, Mr. Harting was Vice President of Marketing. From September 1973 to May 1991, Mr. Harting held a variety of positions in management, marketing, engineering and operations.

Arnold Hughes - Chief financial officer and chief accounting officer

     Since April 27, 2006, Mr. Hughes has been our principal financial officer and principal accounting officer. Since June 16, 2006, Mr. Hughes has been our treasurer. From March 2006 to August 2006, Mr. Hughes was a senior associate with MCSI Consulting Services Inc of Vancouver, Canada, a corporate financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services. From December 2002 to February 2006, Mr. Hughes was a consultant with Team Development Plus, a management and operational effectiveness consulting firm in Vancouver, Canada. From January 1999 to November 2002, Mr. Hughes was a senior executive with the Connor, Clark & Lunn Financial Group, a Vancouver, Canada based institutional investment management group, first as chair of the Business Operations Team of Connor, Clark & Lunn Investment Management Ltd. and then as Chief Financial Officer of the Connor, Clark & Lunn Financial Group. From February 1993 to December 1998, Mr. Hughes was Controller of Pexim Enterprises Inc., a specialty lumber trading company in Vancouver, Canada, with principal markets in Japan and Western Europe. Mr. Hughes has an MBA from Simon Fraser University and a B.Sc. from the University of British Columbia. Mr. Hughes’ other business experience includes financial and accounting roles in the cellular communications, sulfur, and oil and gas industries.

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

Audit Committee and Charter

     Our audit committee is comprised of our board of directors together with the Chief Financial Officer in the role of financial expert. None of our directors are deemed independent. This creates a potential conflict of interest - please refer to Risk 11 on page 11. Our audit committee’s role is to oversee all material aspects of the Company’s reporting, control, and audit functions, except those specifically related to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Company processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the external auditors and any outside advisors engagement by the audit committee.

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

     Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 and 2007 fiscal years, our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

     The following table sets forth the executive compensation paid by us for the fiscal years ending November 30, 2007, 2006, and 2005 to all of our executive officers:

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-
						Equity	Non-
						Incentive	qualified	All
						Plan	Deferred	Other
				Stock	Option	Compen	Compen	Compen
Name and Principal		Salary	Bonus	Awards	Awards	sation	sation	sation	Totals
Position	Year	($)*	($)	($)	($)	($)	($)	($)	($)
J. Douglas Frater,	2007	$ 171,661	-	-	$1,841,700	-	-	-	$2,013,361
President and Principal	2006	$ 77,290	-	-	925,600	-	-	-	$1,002,890
Executive Officer (1), (3)	2005	-	-	-	-	-	-	-	-

Craig Harting,	2007	$ 134,000	-	-	-	-	-	-	$134,000
Chief Operating	2006	$ 44,000	-	-	$235,000	-	-	-	$279,000
Officer (2), (3)	2005	-	-	-	-	-	-	-	-

Arnold Hughes	2007	$ 96,000	-	-	72,000	-	-	-	$168,000
Principal Financial	2006	$ 23,250	-	-	24,000	-	-	-	$47,250
Officer (2), (3)	2005	-	-	-	-	-	-	-	-

Michael Gilbert	2007	$ 113,982	-	-	68,200	-	-	-	$182,182
Vice President	2006	-	-	-	-	-	-	-	-
Strategy and	2005	-	-	-	-	-	-	-	-

1)

The Company has an agreement for provision of services of a President and Chief Executive Officer, as well as office premises for the Company in Europe effective February 1, 2007 and having a five year term. The fees for providing these services are as follows:

The base compensation rate is 8,500 Euros monthly, plus a further 2,000 Euros monthly for social fees;

Office rent of 1,200 Euros per month;

An annual performance bonus of 1% of net profit, as determined by the Company’s audited financial statements;

The Chief Executive Officer had an option to acquire 4,250,000 common shares at $0.00001 per share, vesting as follows:

i.   2,125,000 February 1, 2007;
ii.  1,062,500 on July 31, 2007;
iii. 1,062,500 on January 31, 2008.
All of these options have now been exercised.

     The agreement may be terminated upon provision of six months notice by the Company or 60 days notice by the Chief Executive Officer.

      On November 16, 2006, the Company granted the Chief Executive Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding to date.

     As we had no revenue and hence no net profit for the years ended November 30, 2007 or 2006, there was no performance bonus to include for the Chief executive Officer in the Bonus column above.

2)

Monthly fees to both the Chief Operating Officer and the Chief Financial Officer were increased during the year ended November 30, 2006 in line with their increased time commitment to the Company and the growing complexity and activity level within the business. The Chief Operating Officer was paid $6,000 per month from May to October, 2006, increasing to $8,000 in November, for a total of $44,000. This was increased by a further $4,000 per month in the 2007 fiscal year to cover sub-contracted marketing communications expenses. The Chief Financial Officer received $1,500 per month from mid-March to August, 2006 and $5,000 per month from September to November, 2006, for a total of $23,250. That monthly rate was increased to $8,000 starting in December, 2006.

      On November 16, 2006, the Company granted the Chief Operating Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding to date.

     On April 27, 2006, the Chief Financial Officer was granted 200,000 options with an exercise price of $0.50 and a three year term. A total 25% vested immediately, with a further 25% vesting every six months thereafter. These options are outstanding to date.

3)	The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

4)

The Vice President, Strategy and Business Development is remunerated at an annual rate of $130,000 starting in March 2007. A contract with the Vice President, Strategy and Business Development was fully executed on July 13, 2007 and was filed as exhibit 10.1 to our quarterly report on Form 10-QSB filed on July 23, 2007. This contract included an option to aquire 100,000 common shares at an exercise price of $0.00001, vesting after twelve months of continuous service. Additional bonus stock options may be issued upon the Company initiating a bonus plan.

The agreement may be terminated upon three months notice.

Officers’ Outstanding Equity Awards At November 30, 2007

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option
Name	(#) Exercisable	(#) Unexercisable	Price	Expiration Date
(a)	(b)	(c)	(e)	(f)
J. Douglas Frater	250,000	-	$0.50	Nov 16, 2009
Craig Harting	250,000	-	$0.50	Nov 16, 2009
Arnold Hughes	200,000	-	$0.50	April 27, 2009
Michael Gilbert	100,000	-	$0.00001	Feb 28, 2010

     The following table sets forth information with respect to compensation paid by us to our directors during the years ended November 30, 2007 and 2006.

Director Compensation
						Change in
						Pension
		Fees				Value and
		Earned			Non-Equity	Nonqualified	All
		or			Incentive	Deferred	Other
		Paid in	Stock	Option	Plan	Compensation	Compen-
		Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name		($)	($)	($)	($)	($)	($)	($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)
Elden Schorn	2007	$30,000	-	-	-	-	-	$30,000
(1), (3)	2006	$57,000	-	$235,000	-	-	-	$292,000

Robert Baker	2007	$74,000	-	$317,200	-	-	-	$391,200
(2), (3)	2006	$41,250	-	$497,700	-	-	-	$538,950

1)

Mr. Schorn receives consulting fees of $2,500 monthly (effective October 1, 2006) from the Company through Windstone Financial Corporation, a British Columbia corporation which he owns and controls. On November 16, 2006, the Company granted Mr. Schorn 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are currently outstanding.

2)

Mr. Baker receives consulting fees of $6,500 monthly (effective January 2007) from the Company through Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls.  The Company granted 675,000 options to Woodburn Holdings on February 1, 2006 with an exercise price of $0.50, a three year term and immediate vesting. These options are currently outstanding. On November 16, 2006, the Company granted Mr. Baker 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. Both of these options are currently outstanding.

3)	The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the security ownership of the directors and officers as a group and of each holder of 5% or more of our common stock as of March 11, 2008:

Name and Address [1]	Number of Shares
Elden Schorn, Director	4,500,000	10.25%
Suite 1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5

Robert M. Baker, Director [2]	5,008,000	11.23%
885 Pyrford Road
West Vancouver, British Columbia
Canada

Craig Harting, Chief Operating Officer	4,500,000	10.25%
2519 San Marcos Avenue
San Diego, CA 92104

J. Douglas Frater , President and Chief
Executive Officer	5,000,000	11.39%
Vossemburg 1
Tervuren 3080
Brussels, Belgium

Arnold Hughes, Chief Financial Officer	200,000	0.46%
3523 West King Edward Avenue
Vancouver, British Columbia
Canada V6S 1M4

Michael Gilbert, Vice President	0	0%
105 Longview Avenue
White Plains, NY 10605

All Officers and Directors as a group (6
persons)	19,208,000	42.18%

Timothy Brock [3]	5,571,000	12.41%
5866 Eagle Island
West Vancouver, British Columbia
Canada

LMS CAPITAL (BERMUDA) LIMITED	3,852,941	8.53%
Richmond House, 12 Par-La-Ville Road
Hamilton, HM 11, Bermuda

Pinetree Resource Partnership	3,177,743	7.12%
130 King St. West, Suite 2500
Toronto, Ontario
Canada M5X 1A9

[1]

Certain of the persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Baker is the only promoter of our Company.

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

     There were no transactions since November 30, 2006, nor are there any currently proposed transactions in which the Company was or is to be a participant, which would be classified as a transaction with a related person, promoter, or control person, as defined in Regulation S-B, Item 404, other than any compensation payments already detailed. We believe that each transaction so disclosed was on terms no less favorable to us than could have been obtained from an unaffiliated party.

Director Independence

     The directors of the Company are:
           Elden Schorn, Chairman
           Robert M.Baker, Secretary

     The Company does not have any independent directors.

PART IV

ITEM 13.     EXHIBITS

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

5.1	Opinion of Conrad C. Lysiak.	SB-2	3/28/07	5.1

10.1	K1 Mining Claim.	SB-2	1/28/04	10.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial	10-KSB	3/16/06	10.2
	Corp.

10.4	Consulting Agreement with Woodburn Holdings	10-KSB	3/16/06	10.3
	Ltd.

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency	10-KSB	3/16/06	10.6
	Agreement with West Peak Ventures of Canada
	Limited.

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld	10-KSB/A-2	8/27/07	10.9
	International Company Ltd.

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services	SB-2	6/19/06	10.2
	Inc.

10.12	Consulting Agreement with MCSI Consulting	SB-2	6/19/06	10.3
	Services Inc.

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with	10-QSB	10/16/06	10.1
	Windstone Financial Corp.

10.16	Office Sublease Agreement with MCSI Consulting	10-QSB	10/16/06	10.2
	Services Inc.

10.17	Consulting Agreement with MCSI Consulting	10-QSB	10/16/06	10.3
	Services Inc.

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with	10-KSB	3/16/07	10.1
	Murdock Capital Partners Corp.

10.20	Consulting Agreement with Murdock Capital	10-KSB	3/16/07	10.2
	Partners Corp.

10.21	Agreement Letter between Global Green Solutions	10-KSB/A-2	8/27/07	10.21
	Inc., Pagic LP, West Peak Ventures of Canada
	Limited and Valcent Products Inc., including
	Schedule A Product Development Agreement
	between MK Enterprises LLC and Valcent
	Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital
	Corp. on behalf of us.
10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6
10.24	Service Agreement with McCloud	10-KSB	3/16/07	10.7
	Communications LLC.
10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8
10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9
10.27	Asset Purchase Agreement between Global Green	10-KSB/A-2	8/27/07	10.27
	Solutions Inc. and Chisholm Brothers
	International.
10.28	Amended Contract for Public Relations -	10-KSB	3/16/07	10.11
	supersedes Exhibit 10.23.
10.29	Consulting Agreement between Global Green	10-KSB/A-2	8/27/07	10.29
	Solutions Inc. and New Energy Fund LP.
10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.
10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.
10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15
10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	between Global Green and David Kahn.
10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17
10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.
10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19
10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1
10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1
10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2
10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of	8-K	7/26/07	10.1
	Agreement.

10.42	Business Development and Support Services	8-K	7/26/07	10.2
	Stakeholders Letter of Agreement.

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43
10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44
10.45	Independent Contractor Agreement with Craig	10-QSB	10/22/07	10.45
	Harting.
10.46	Engagement Letter with Innovator Capital Limited.				X
14.1	Code of Ethics.	10-KSB	3/11/05	14.1
21.1	Subsidiaries of the Company.	SB-2/A-2	1/03/08	21.1
23.1	Consent of Morgan & Company, Chartered				X
	Accountants
23.2	Consent of Conrad C. Lysiak, Esq.	SB-2	3/28/07	23.2
99.1	Subscription Agreement.	SB-2	1/28/04	99.1
99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1
99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES (1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$ 77,750	Morgan & Company, Chartered Accountants
2006 - fees billed	$ 17,300	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$ 2,580	Morgan & Company, Chartered Accountants
2006 - fees billed	$ nil	Morgan & Company, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	nil	Morgan & Company, Chartered Accountants
2006	nil	Morgan & Company, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	nil	Morgan & Company, Chartered Accountants
2006	nil	Morgan & Company, Chartered Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2008.

GLOBAL GREEN SOLUTIONS INC.

BY:   J. DOUGLAS FRATER
         J. Douglas Frater, President and Principal
         Executive Officer

BY:   ARNOLD HUGHES
         Arnold Hughes, Principal Accounting Officer,
         Principal Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ELDEN SCHORN	Chairman and member of the board of directors	March 14, 2008
Elden Schorn

ROBERT M. BAKER	Secretary and member of the board of	March 14, 2008
Robert M. Baker	Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1
3.2	Bylaws.	SB-2	1/28/04	3.2
3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1
4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1
5.1	Opinion of Conrad C. Lysiak.	SB-2	3/28/07	5.1
10.1	K1 Mining Claim.	SB-2	1/28/04	10.1
10.2	Bill of Sale.	SB-2	1/28/04	10.2
10.3	Consulting Agreement with Windstone Financial	10-KSB	3/16/06	10.2
	Corp.
10.4	Consulting Agreement with Woodburn Holdings	10-KSB	3/16/06	10.3
	Ltd.
10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4
10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5
10.7	Corporate Consulting and Fiscal Agency Agreement	10-KSB	3/16/06	10.6
	with West Peak Ventures of Canada Limited.
10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1
10.9	Asset Purchase Agreement with Sealweld	10-KSB/A-2	8/27/07	10.9
	International Company Ltd.
10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1
10.11	Lease Agreement with MCSI Consulting Services	SB-2	6/19/06	10.2
	Inc.
10.12	Consulting Agreement with MCSI Consulting	SB-2	6/19/06	10.3
	Services Inc.
10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4
10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5
10.15	Amendment to Consulting Agreement with	10-QSB	10/16/06	10.1
	Windstone Financial Corp.
10.16	Office Sublease Agreement with MCSI Consulting	10-QSB	10/16/06	10.2
	Services Inc.

10.17	Consulting Agreement with MCSI Consulting	10-QSB	10/16/06	10.3
	Services Inc.

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with Murdock	10-KSB	3/16/07	10.1
	Capital Partners Corp.

10.20	Consulting Agreement with Murdock Capital	10-KSB	3/16/07	10.2
	Partners Corp.

10.21	Agreement Letter between Global Green Solutions	10-KSB/A-2	8/27/07	10.21
	Inc., Pagic LP, West Peak Ventures of Canada
	Limited and Valcent Products Inc., including
	Schedule A Product Development Agreement
	between MK Enterprises LLC and Valcent
	Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital
	Corp. on behalf of us.

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud Communications	10-KSB	3/16/07	10.7
	LLC.

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement between Global Green	10-KSB/A-2	8/27/07	10.27
	Solutions Inc. and Chisholm Brothers International.

10.28	Amended Contract for Public Relations - supersedes	10-KSB	3/16/07	10.11
	Exhibit 10.23.

10.29	Consulting Agreement between Global Green	10-KSB/A-2	8/27/07	10.29
	Solutions Inc. and New Energy Fund LP.

10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.

10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	between Global Green and David Kahn.

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19
10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1
10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1
10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2
10.40	Consulting Agreement.	10-QSB	7/23/07	10.3
10.41	Pilot & Production Facilities Stakeholders Letter of	8-K	7/26/07	10.1
	Agreement.
10.42	Business Development and Support Services	8-K	7/26/07	10.2
	Stakeholders Letter of Agreement.
10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43
10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44
10.45	Independent Contractor Agreement with Craig	10-QSB	10/22/07	10.45
	Harting.
10.46	Engagement Letter with Innovator Capital Limited.				X
14.1	Code of Ethics.	10-KSB	3/11/05	14.1
21.1	Subsidiaries of the Company.	SB-2/A-2	1/03/08	21.1
23.1	Consent of Morgan & Company, Chartered				X
	Accountants
23.2	Consent of Conrad C. Lysiak, Esq.	SB-2	3/28/07	23.2
99.1	Subscription Agreement.	SB-2	1/28/04	99.1
99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1
99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2