Form 10-Q
period 2008-02-29
GLOBAL GREEN SOLUTIONS INC.
filed 2008-04-11
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code)

(604) 408-0153
Toll Free (866) 408-0153
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   43,664,249 as of April 4, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	FEBRUARY 29	NOVEMBER 30
	2008	2007
	(Unaudited)

ASSETS
Current
Cash and cash equivalents	$34,700	$11,779
Amounts receivable	227,611	70,640
Prepaid expenses	93,383	152,597
	355,694	235,016
Equipment	39,630	40,929
	$395,324	$275,945

LIABILITIES
Current
Accounts payable and accrued liabilities	$451,797	$542,900
Loan payable	-	362,058
	451,797	904,958
Minority Interest	-	4,714
	451,797	909,672
Commitments And Contractual Obligations (Note 7)
Subsequent Events (Note 10)

STOCKHOLDERS’ (DEFICIENCY)
Capital Stock (Note 5)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
43,664,269 common shares at February 29, 2008	437	402
40,248,808 common shares at November 30, 2007
Additional Paid-In Capital	16,407,456	14,548,580
Shares To Be Issued (Note 7)	31,600	-
Warrants	2,819,150	2,341,150
Deferred Compensation	(462,914)	(609,400)
Deficit Accumulated During The Development Stage	(18,852,202)	(16,914,459)
	(56,473)	(633,727)
	$395,324	$275,945

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 29	FEBRUARY 28	FEBRUARY 29
	2008	2007	2008

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	259,299	407,715	1,895,090
Finance charges	-	229,611	2,019,584
Interest and bank charges	3,469	16,400	95,118
Office and sundry	184,325	121,710	976,540
Professional fees	48,251	72,069	553,292
Project development expenses	965,733	196,807	3,835,684
Stock-based compensation	486,500	1,087,300	6,763,828
Impairment of intangibles	-	-	357,100
Impairment of advances for pilot project	-	-	2,718,160

Operating loss, before other income and minority
interest	(1,947,577)	(2,131,612)	(19,214,406)

Other Income
Interest income	-	8,835	59,005

Loss Before Minority Interest	(1,947,577)	(2,122,777)	(19,155,401)

Minority interest in net loss of consolidated subsidiaries	9,834	-	303,199

Net Loss	$(1,937,743)	$(2,122,777)	$(18,852,202)

Basic And Diluted Loss Per Common Share	$(0.05)	$(0.07)

Weighted Average Number Of Common Shares
Outstanding	42,655,926	31,320,262

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				CUMULATIVE
				PERIOD FROM
				INCEPTION
				JUNE 10
	THREE MONTHS ENDED			2003 TO
	FEBRUARY 29	FEBRUARY 28		FEBRUARY 29
	2008	2007		2008
Cash Used In Operating Activities
Net loss	$(1,937,743)	$(2,122,777	) $	(18,852,202)
Adjustments to reconcile loss to net cash used by operating activities:
Depreciation	6,402	696		20,529
Minority interest in net loss of consolidated subsidiaries	(9,834)	-		(303,199)
Non-cash finance charges	-	229,611		2,019,584
Stock-based compensation	486,500	1,087,300		6,763,838
Non-cash consulting services	28,486	220,800		550,866
Interest	-	11,836		75,278
Impairment of intangible asset	-	100		357,100
Impairment of advances to pilot project	-	-		2,718,160
Changes to operating assets and liabilities
Amounts receivable	(171,091)	(82,927)		(227,611)
Prepaid expenses	59,214	(53,750)		(93,383)
Accounts payable and accrued liabilities	(91,103)	(30,328)		451,797
	(1,629,169)	(739,439)		(6,519,243)
Cash Flows Used In Investing Activities
Purchase of intangible asset	-	-		(100)
Acquisition of equipment	(5,103)	-		(60,159)
Pilot project facilities and equipment	-	(803,570)		(2,718,160)
	(5,103)	(803,570)		(2,778,419)
Cash Flows From Financing Activities
Issue of share capital, net of issuance costs	2,000,011	4,249,820		7,800,663
Net proceeds from convertible notes	-	-		1,425,000
Advances from minority interest	19,240	-		106,699
Loan repayments	(362,058)	-		-
	1,657,193	4,249,820		9,332,362
Increase In Cash and Cash Equivalents	22,921	2,706,811		34,700

Cash and Cash Equivalents, Beginning	11,779	748,309		-

Cash and Cash Equivalents, Ending	$34,700	$3,455,120		$34,700

Cash And Cash Equivalents Are Comprised Of:
Cash	$34,700	$797,898
Short term deposit	-	2,657,222
	$34,700	$3,455,120
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 8)

The accompanying notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.       NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business is primarily focused on two areas: biodiesel feedstock production; and biomass combustion to generate industrial process steam and electrical power.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $18,852,202 for the period from June 10, 2003 (inception) to February 29, 2008, has a stockholders’ deficiency, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its biodiesel feedstock and biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time.

There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2007. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2007 financial statements has been omitted. The results of operations for the three month period ended February 29, 2008 are not necessarily indicative of results for the entire year ending November 30, 2008.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the Company and its subsidiaries or entities consolidated under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No.46, as revised, Consolidation of Variable Interest Entities ("FIN46R"). All inter-company balances and transactions have been eliminated in consolidation.

FIN46R addresses the consolidation of certain business entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities are required to be consolidated by their primary beneficiaries.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
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

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant- date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for periods prior to December 1, 2005 were not restated.

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

On October 2, 2006, and as amended June 25, 2007 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the terms of the agreement, Valcent and the Company agreed to jointly participate in the development of a patent pending, biomass system to produce hydrocarbons while sequestering CO2 , by growing certain algae. The amended agreement was to be the basis for a definitive contract between the Company and Valcent, which will be the governing document for the new venture.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.       PILOT PROJECT (Continued)

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

At November 30, 2007, the Company was still in negotiations with Valcent for a final agreement. Subsequently, subject to formal consent resolutions by their respective boards of directors, the Company and Valcent intend to continue the development of the project through Vertigro Algae Technologies, LLC (the “LLC”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) will each own 50 percent. On the wind up of the current agreement the existing assets will be transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent. Under the proposed structure for the LLC the Company is to receive $3 million on a priority basis from the net cash flow of the LLC. The Company will receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. The consent resolutions have not been executed but the Company expects that they will be completed by the end of April, 2008.

The preliminary carrying value of the advances at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations.

The carrying value of the Company’s investment was determined as follows:

Balance November 30, 2005	$-
Project facilities	393,271

Balance November 30, 2006	393,271
Project equipment	1,520,309
Project facilities	858,448
Amount due to venture	(53,868)
Impairment	(2,718,160)

Balance November 30, 2007	$-

Costs incurred in connection with the project during the three months ended February 29, 2008 total $473,429 and have been charged to project development expenses.

4.       CONVERTIBLE NOTES

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

GLOBAL GREEN SOLUTIONS INC
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.       CONVERTIBLE NOTES (Continued)

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

As of November 30, 2007, the Company had recorded as finance charges a cumulative total of $574,500 of amortization of the discount resulting from the allocation of proceeds to the warrants and a cumulative total of $925,500 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $NIL (November 30, 2006 - $254,794).

Consequently, no further charges were recorded in the period ended February 29, 2008 (period ended February 28, 2007 -$56,663 of amortization of the discount resulting from the allocation of proceeds to the warrants and $91,282 of the intrinsic value beneficial conversion feature).

As of November 30, 2007, a cumulative total of $1,500,000 of convertible note principal and a cumulative total of $75,278 of accrued interest had been converted into 2,661,090 shares of the Company’s common stock leaving $NIL convertible note principal or accrued interest outstanding. Consequently, no further note principal or accrued interest was converted into common stock in the period ended February 29, 2008 (period ended February 28, 2007 - $NIL).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	CAPITAL STOCK

Common Stock

During the period ended February 29, 2008, the Company issued shares of common stock as follows:

	i)	1,062,500 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $11;

ii)

2,352,941 units for a private placement at a price of $0.85 per unit for total gross proceeds of $2,000,000. Each unit consisted of one share of common stock and one half share purchase warrant, with one full warrant being exercisable into one restricted share of common stock at a price of $1.50 up to December 11, 2010. The subscriber also received a unit purchase warrant to acquire up to 1,000,000 additional units, exercisable for a period of six months. The exercise price is the greater of $1.00 or a volume weighted average price. Each unit acquired through the unit purchase warrant consists of one common share and one half share purchase warrant. One whole warrant is convertible into one restricted share of common stock upon payment of the exercise price that is the greater of $1.50 or 150% of a volume weighted average price, for thirty-six months from the exercise date.

Stock Options

During the period ended February 29, 2008, the Company did not grant any stock options.

During 2007, the Company had the following stock option activity:

The Company granted a total of 1,640,000 stock options at exercise prices ranging from $0.00001 to $1.06 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $1,498,050 on a straight-line basis, over the related option vesting period or service contract period.

To February 29, 2008, the Company has expensed $1,136,338 (November 30, 2007 - $973,738) of this fair value, $282,500 (November 30, 2007 - $338,400) has been recorded as deferred compensation in stockholders’ equity, $68,012 (November 30, 2007 - $185,912) will be recorded on the future vesting of options and $11,200 relates to options which were forfeited prior to vesting.

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

To February 29, 2008, the Company has expensed $5,485,000 (November 30, 2007 - $5,161,100) of this fair value, $Nil (November 30, 2007 - $93,700) has been recorded as deferred compensation in stockholders’ equity, $ Nil (November 30, 2007 - $230,200) will be recorded on the future vesting of options and $48,000 relates to options which were forfeited prior to vesting.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	CAPITAL STOCK (Continued)

	Stock Options (Continued)
	The following table provides certain information with respect to the above stock options that are outstanding and exercisable at February 29, 2008:

		Stock Options	Stock Options	Weighted Average
	Exercise	Issued and	Outstanding and	Remaining
	Prices	Outstanding	Exercisable	Contractual Life

	$0.00001	100,000	100,000	2.37 years
	$0.50	1,300,000	1,300,000	0.89 years
	$0.50	675,000	675,000	0.93 years
	$0.50	200,000	200,000	1.15 years
	$0.50	1,100,000	1,100,000	1.72 years
	$0.50	500,000	500,000	1.80 years
	$0.50	15,000	15,000	2.38 years
	$0.50	12,500	12,500	2.62 years
	$1.00	300,000	300,000	1.89 years
	$1.00	300,000	200,000	2.13 years
	$1.00	200,000	200,000	2.33 years
	$1.06	200,000	-	1.54 years

		4,902,500	4,602,500

The Company’s stock option activity for the periods ended February 29, 2008 and November 30, 2007 is as follows

			Weighted Average
	Number of	Weighted Average	Remaining
	Options	Exercise Price	Contractual Life
Balance outstanding, November 30, 2006	7,625,000	$0.22	2.39 years
Granted during the year	1,640,000	0.78
Expired / forfeited during the year	-	-
Exercised during the year	(3,827,500)	0.02

Balance outstanding, November 30, 2007	5,977,500	0.49	1.64 years
Granted during the period	-	-
Expired / forfeited during the period	(12,500)	0.50
Exercised during the period	(1,062,500)	0.00

Balance outstanding, February 29, 2008	4,902,500	$0.59	1.44 years

As at February 29, 2008, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options exercised during the period ended February 29, 2008 was $743,739.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.       CAPITAL STOCK (Continued)

Warrants
The Company’s warrant activity for the periods ended February 29, 2008 and November 30, 2007 is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Balance, November 30, 2006	4,106,998	$0.92	1.58 years

Granted during the year	2,572,014	1.41
Expired during the year	-	-
Exercised during the year	(25,000)	0.75

Balance, November 30, 2007	6,654,012	1.11	0.67 years

Granted during the period	1,176,471	1.50
Expired during the period	-	-
Exercised during the period	-	-

Balance, February 29, 2008	7,830,483	$1.17	0.78 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at February 29, 2008:

	Warrants	Weighted Average
	Outstanding and	Remaining
Exercise Prices	Exercisable	Contractual Life

$0.50	400,000	0.18 years
$0.75	1,399,999	0.18 years
$0.75	522,000	0.27 years
$0.75	210,000	0.58 years
$1.25	1,399,999	0.18 years
$1.40	531,000	0.33 years
$1.40	1,732,190	0.47 years
$1.40	150,000	3.67 years
$1.50	250,000	1.40 years
$1.50	58,824	1.75 years
$1.50	1,176,471	2.78 years

	7,830,483

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	CAPITAL STOCK (Continued)

Warrants (Continued)

As at February 29, 2008, the Company has 1,000,000 unit purchase warrants outstanding at an exercise price of the greater of $1.00 or a price equivalent to a Volume Weighted Average Price for a period ending June 11, 2008. Each unit acquired through the unit purchase warrant consists of one common share and one half share purchase warrant. One whole warrant is convertible into one restricted share of common stock upon payment of the exercise price that is the greater of $1.50 or 150% of a volume weighted average price, for thirty-six months from the exercise date. The unit purchase warrants have not been included in the table of warrants outstanding above. The fair value of these unit purchase warrants of $140,000 has been included in the portion of the corresponding financing proceeds charged to additional paid in capital in the current quarter.

As at February 29, 2008 and November 30, 2007, the Company has 665,000 unit purchase warrants outstanding at exercise prices from $1.00 to the greater of $1.00 or a price equivalent to a Volume Weighted Average Price, for periods ending from June 27, 2008 to August 19, 2008. Each of the unit purchase warrants provides the holder the option to acquire a unit of the company, with each unit being identical to the related private placement units. The unit purchase warrants have not been included in the table of warrants outstanding above. The fair value of these unit purchase warrants of $202,700 was included in the portion of the corresponding financing proceeds charged to additional paid in capital in the year ended November 30, 2007.

6.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the quarter, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at February 29, 2008 that are not disclosed elsewhere in these financial statements:

	-	The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $189,979 (2007 - $130,580).

	-	The Company paid or accrued $44,967 (2007 - $12,097) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-

$65,756 (2007 - $89,639) was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment.

See also SUBSEQUENT EVENTS Note 10(b).

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

The Company entered into an agreement effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Brussels, Belgium. This agreement superseded an earlier agreement was that was cancelled by mutual consent. The fees for providing the services are as follows:

	i.	Base compensation of $12,909 (8,500 Euros) per month;
	ii.	Office rent of $1,822 (1,200 Euros) per month;
	iii.	$3,037 (2,000 Euros) monthly for European Social costs.

An annual performance bonus of 1% of net profit;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.       COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

In addition, the Company agreed to grant the right to buy 4,250,000 shares of the Company at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.

ii)

On February 20, 2007 the Company completed an acquisition agreement which resulted in Global Greensteam LLC, a joint venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications. The Company’s interest in the new venture initially was 57%, with the other two companies holding 38% and 5% respectively. The Company is the operating partner and is responsible for project and operational management of the venture and the biomass fuel supply contracts. The Company’s ownership interest increased to 95% in December, 2007 when it acquired the 38% held by another company. See also Note 10(a), SUBSEQUENT EVENTS.

The 600,000 shares of the Company to be issued to the initial 38% interest holder as contingent consideration will now be issued as follows:

a)

150,000 shares upon delivery of commercial steam generation from the first unit after successful experimental testing and operational permitting and accepted by the customer purchasing the steam as the steam production commencement date;

	b)	150,000 shares upon delivery of commercial steam generation from the fourth unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date;
	c)	150,000 shares upon delivery of commercial steam generation from the seventh unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date;
	d)	150,000 shares upon delivery of commercial steam generation from the tenth unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date.

In recognition of design, supply and support services to be contributed by the 5% partner, the Company will issue 150,000 shares of restricted common stock in three amounts of 50,000 each as follows:
-     First, second, and third amounts due respectively after 4, 7, and then 10 steam generating units become operational.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

7.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

	-	1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;

	-	1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 15th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

iii)

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

iv)

On September 18, 2007 an agreement was fully executed, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. The contract may be terminated upon six months notice.

v)

Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe. Compensation under this agreement is comprised of an engagement fee of $10,500; $10,500 monthly (increasing to $15,000 based on securing $2,000,000 in equity financing); and 40,000 restricted common shares of the Company per quarter, in advance. In connection with this agreement, 40,000 shares with a fair value of $31,600 were payable at February 29, 2008.

8.	NON-CASH INVESTING AND FINANCING ACTIVITIES

	The Company recorded non-cash finance costs as follows:

		Three Months Ended
		February 29, 2008		February 28, 2007
	Amortization of the discount resulting from the allocation to
	warrants of proceeds from convertible notes		$-	$56,663
	Amortization of the intrinsic value beneficial conversion
	feature of the convertible notes		-	91,282
	Amortization of deferred finance costs resulting from payment
	of finders’ fees		-	81,666
		$	NIL	$229,611

	During the three months ended February 29, 2008:

-    The Company entered into an agreement for consulting services which included as partial compensation 40,000 restricted common shares with a combined fair value of $31,600 of which $2,086 was expensed in the period and $29,514 was recorded as deferred compensation;
-    1,000,000 unit purchase warrants with a fair value of $140,000 were issued and included in a private placement.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

During the three months ended February 28, 2007:

-

237,000 restricted common shares with fair value of $236,250 were issued for prepaid consulting service agreements. Of this amount, $220,800 was expensed and $15,450 was recorded as deferred compensation.

9.	SEGMENTED INFORMATION

The Company’s operating segment is the development of renewable energy technologies.

Following are project development expenses by type of project:

	Three Months Ended
	February 29, 2008	February 28, 2007

Emissions reduction - pipelines	$-	$97,197
Biodiesel feedstock pilot project	473,430	-
Biomass-fueled steam generation	432,811	70,003
Other	59,492	29,607
	$965,733	$196,807

10.	SUBSEQUENT EVENTS

a)

On March 31, 2008, the Company’s subsidiary, Global Greensteam LLC (“Greensteam”) entered into an agreement with Aera Energy LLC, a California corporation (“Aera”), to supply Aera with steam for use in its enhanced oil recovery operations. Greensteam will replace steam currently being generated by natural gas fired units with steam from units fueled by waste biomass. The contract has a five year term and calls for an initial unit, to be followed by a further nine units if the first unit performs to specified standards. The average build cost per unit is estimated at approximately $7 million.

	b)	The Company received loans as follows:

Date	From	Amount
March 11, 2008	A Director of the Company	$120,000
March 14, 2008	A company controlled by a Director of	$130,000
	the Company
March 31, 2008	An Officer of the Company	$35,000

These amounts are unsecured, non-interest bearing, and have no specific terms of repayment.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business is primarily focused on two areas: biodiesel feedstock production; and biomass combustion to generate industrial process steam and electrical power (“Greensteam”).

Cash Requirements and Liquidity

     The Company has incurred a deficit of $18,852,202 from inception to February 29, 2008 and has no revenue. Its current lack of liquidity, if continued, will prevent the Company from moving ahead with its key projects and will create serious doubt regarding its ability to continue as a going concern. From February 29, 2008 to March 31, 2008, certain of our Directors and Officers loaned a total of $285,000 to the Company to maintain operations. While these loans are unsecured, non-interest bearing and have no specific terms of repayment, there is no agreement for any further such loans. The future of the Company is dependent upon its ability to obtain ongoing financing and eventually, upon future profitable operations from the development and marketing of its projects.

     The Company plans to continue actively developing and marketing its biodiesel feedstock and biomass combustion projects. It must obtain financing for the development and marketing of these projects through the issuance of common shares and / or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time. No revenue is expected until September, 2008 at the earliest, from the first Greensteam unit, which is to be constructed under the agreement signed March 31, 2008 with an oil and gas company in California. Construction of that unit is entirely dependant on the company’s ability to obtain approximately $8 million in financing.

     We need to obtain financing for each of the following:

1.

Our current estimate for funding required for in-house general and administrative expenditures is $2.6 million for the fiscal year ending November 30, 2008 and $3.5 million through to the end of February, 2009. This estimate has increased since our November, 2007 year end primarily due to a higher expected level of activity as our first Greensteam project ramps up, along with additional consulting expenses related to financing efforts. These estimates include our Vancouver corporate office, our Greensteam operation in Bakersfield, California, and our South African subsidiary.

2.

Our share of overhead, commercialization and engineering costs for our algae to biofuel project, together with build costs for the project’s small scale commercial plant on which we plan to commence construction in Q4 of calendar 2008 is currently estimated at $2.3 million for the fiscal year ending November 30, 2008 and $3.2 million through to February, 2009.

3.

The first of our Greensteam units, on which we expect to commence construction in May, 2008, will require approximately $8 million of capital and is expected to be completed and operational before November, 2008. The average unit build cost for the total of ten Greensteam units currently planned in California is $7 million. The estimated cost for the first unit includes additional amounts of approximately 20% which are not expected on the subsequent nine units. Construction of those additional units is currently planned to occur from April, 2009 to June, 2010.

     We are pursuing a number of project and equity financing opportunities to address the forgoing requirements. We believe that our current Greensteam project is particularly suitable for debt financing, having hard assets and a relatively short build time per unit, followed by immediate cash flow as each unit comes into production. The fact that our Greensteam subsidiary has now signed a definitive agreement with a major oil and gas company significantly increases, in our view, the likelihood of obtaining new financing.

     There may also be opportunities to pre-sell the biofuel feedstock technology or licensing thereof, which will reduce the need for raising additional funds although no such plans are currently in place.

Results of Operations

     Notable Balance Sheet changes from November 30, 2007 are as follows

-   Amounts receivable increased due to advances for short term funding assistance to a party engaged in connection with our Greensteam project and an increase in certain VAT-type taxes recoverable, due to increased activity levels, in particular in South Africa.
-   The Loan payable was fully repaid on December 14, 2007.
-   Additional Paid-In Capital increased due to a share issuance in the current quarter with proceeds approximately $2 million in excess of par value, less a fair value estimate of $478,000 attributable to the warrant component of that same issuance, plus amortization of $337,000 of Stock Compensation and Deferred Compensation for the period. The latter two items also underlie the changes in Warrants and Deferred Compensation.

     Notable changes in results of operations between the interim periods presented are as follows:

-   Consulting fees decreased primarily due to costs incurred in 2007 but not in 2008 of shares issued as fees for consulting services.
-   There were no Finance charges in the 2008 period as all amounts related to those costs had been fully amortized by November 30, 2007.
-   Office and Sundry increased due to a generally higher level of activity with Greensteam and in South Africa in the current period compared to the prior year period.
-   Project development expenses increased primarily due to the fact that Greensteam had only just started in the 2007 period and its project development was fully underway in the current period.

-   Stock-based compensation decreased simply due to the timing of granting and hence, the amortization of such compensation.

Milestones Planned for Fiscal Year 2008

     Financing, either through the issuance of common shares and / or the issuance of debt securities will be required for completion of all of the following milestones. We do not currently having sufficient funds on hand to complete them.

Corporate Structure

     Complete the wind up of the current algae to biodiesel project with Valcent Products Inc. and continue development of that project with Valcent USA, Inc. (a subsidiary of Valcent) through a new LLC of which the two companies will each own 50 percent. Costs for this restructuring will consist of legal fees, administrative expenses and initial capital contributions and are expected to be less than $40,000.

Biodiesel feedstock

(a)

El Paso Pilot Plant and R&D Facility: Phase 1 was operational in Q4, calendar 2007. Phase 2 is planned for Q2, calendar 2008, Phase 3 is planned for Q3, calendar 2008, and Phase 4 is planned for Q3, calendar 2008.

(b)	Facility plan Phase 1 included funding to test various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields. The testing effort will occur throughout 2008.

(c)	The development of by-product commercialization options and strategies is planned for June, 2008.

(d)	Commencing manufacture of key technology equipment and materials for first customer facilities is planned for August, 2008.

(e)	Achieve US customer agreements and definitive contracts for European and South African customers.

     Our share of overhead, commercialization and engineering costs for our algae to biofuel project, together with build costs for the project’s small scale commercial plant on which we plan to commence construction in Q4 of calendar 2008 is currently estimated at $2.3 million for the fiscal year ending November 30, 2008 and $3.2 million through to February, 2009. Costs for the above milestones are included in these amounts.

Greensteam

(a)

Together with the Florida Thoroughbred Breeders’ and Owners Association (FTBOA), in November, 2007 we formed Florida Greensteam Equine Energy LLC, a joint venture, to implement a waste biomass-to power project in Ocala, Florida. The project is intended to convert horse muck biomass (the combination of horse manure and straw or wood chips bedding materials) into renewable energy in the form of electrical power which will be sold to the local power grid. Our share of initial development costs for this project for the current fiscal year is not expected to exceed $50,000.

(b)

The first Greensteam production unit is planned to be engineered, constructed, installed, tested and commercially operational, generating first revenues in Q4, 2008. This first Greensteam unit will require approximately $8 million of capital. The average unit build cost for the total of ten Greensteam units currently planned in California is $7 million. The estimated cost for the first unit includes additional amounts of approximately 20% which are not expected on the subsequent nine units.

(c)

A contract with one major South African corporation for the supply of steam for production purposes, fueled by the customer’s production biowaste materials is expected to be signed in Q2, 2008. Costs to achieve this milestone are included as part of our share of in-house general and administrative expenditures for our South African subsidiary, which is estimated at approximately $150,000 for the remainder of the fiscal year ending November 30, 2008 and approximately $200,000 through to the end of February, 2009.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures – Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

     Internal Controls Over Financial Reporting – We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II – OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial	10-KSB	3/16/06	10.2
	Corp.

10.4	Consulting Agreement with Woodburn Holdings	10-KSB	3/16/06	10.3
	Ltd.

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency	10-KSB	3/16/06	10.6
	Agreement with West Peak Ventures of Canada
	Limited.

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld	10-KSB/A-2	8/27/07	10.9
	International Company Ltd.

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services	SB-2	6/19/06	10.2
	Inc.

10.12	Consulting Agreement with MCSI Consulting	SB-2	6/19/06	10.3
	Services Inc.

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with	10-QSB	10/16/06	10.1
	Windstone Financial Corp.

10.16	Office Sublease Agreement with MCSI Consulting	10-QSB	10/16/06	10.2
	Services Inc.

10.17	Consulting Agreement with MCSI Consulting	10-QSB	10/16/06	10.3
	Services Inc.

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with	10-KSB	3/16/07	10.1
	Murdock Capital Partners Corp.

10.20	Consulting Agreement with Murdock Capital	10-KSB	3/16/07	10.2
	Partners Corp.

10.21	Agreement Letter with Pagic LP, West Peak	10-KSB/A-2	8/27/07	10.21
	Ventures of Canada Limited and Valcent Products
	Inc., including Schedule A Product Development
	Agreement between MK Enterprises LLC and
	Valcent Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital
	Corp. on behalf of us.

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud	10-KSB	3/16/07	10.7
	Communications LLC.

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement with Chisholm	10-KSB/A-2	8/27/07	10.27
	Brothers International.

10.28	Amended Contract for Public Relations -	10-KSB	3/16/07	10.11
	supersedes Exhibit 10.23.

10.29	Consulting Agreement with New Energy Fund	10-KSB/A-2	8/27/07	10.29

10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.

10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	with David Kahn.

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter	8-K	7/26/07	10.1
	of Agreement.

10.42	Business Development and Support Services	8-K	7/26/07	10.2
	Stakeholders Letter of Agreement.

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43

10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44

10.45	Independent Contractor Agreement with Craig	10-QSB	10/22/07	10.45
	Harting.

10.46	Engagement Letter with Innovator Capital	10-KSB	3/14/08	10.46
	Limited.

10.47	Program Agreement with Area Energy LLC and				X
	Global Greensteam LLC. (portions of the exhibit
	have been omitted pursuant to a request for
	confidential treatment.)

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

21.1	Subsidiaries of the Company.	SB-2/A-2	1/03/08	21.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Subscription Agreement.	SB-2	1/28/04	99.1

99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of April, 2008.

GLOBAL GREEN SOLUTIONS INC.

BY:   J. DOUGLAS FRATER
         J. Douglas Frater, President and Principal Executive
         Officer

BY:   ARNOLD HUGHES
         Arnold Hughes, Principal Accounting Officer,
         Principal Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1
10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial	10-KSB	3/16/06	10.2
	Corp.

10.4	Consulting Agreement with Woodburn Holdings	10-KSB	3/16/06	10.3
	Ltd.

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency	10-KSB	3/16/06	10.6
	Agreement with West Peak Ventures of Canada
	Limited.

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld	10-KSB/A-2	8/27/07	10.9
	International Company Ltd.

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services	SB-2	6/19/06	10.2
	Inc.

10.12	Consulting Agreement with MCSI Consulting	SB-2	6/19/06	10.3
	Services Inc.

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with	10-QSB	10/16/06	10.1
	Windstone Financial Corp.

10.16	Office Sublease Agreement with MCSI Consulting	10-QSB	10/16/06	10.2
	Services Inc.

10.17	Consulting Agreement with MCSI Consulting	10-QSB	10/16/06	10.3
	Services Inc.

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with	10-KSB	3/16/07	10.1
	Murdock Capital Partners Corp.

10.20	Consulting Agreement with Murdock Capital	10-KSB	3/16/07	10.2
	Partners Corp.

10.21	Agreement Letter with Pagic LP, West Peak	10-KSB/A-2	8/27/07	10.21
	Ventures of Canada Limited and Valcent Products
	Inc., including Schedule A Product Development
	Agreement between MK Enterprises LLC and
	Valcent Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital
	Corp. on behalf of us.

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud	10-KSB	3/16/07	10.7
	Communications LLC.

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement with Chisholm	10-KSB/A-2	8/27/07	10.27
	Brothers International.

10.28	Amended Contract for Public Relations -	10-KSB	3/16/07	10.11
	supersedes Exhibit 10.23.

10.29	Consulting Agreement with New Energy Fund	10-KSB/A-2	8/27/07	10.29

10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.

10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	with David Kahn.

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter	8-K	7/26/07	10.1
	of Agreement.

10.42	Business Development and Support Services	8-K	7/26/07	10.2
	Stakeholders Letter of Agreement.

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43

10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44

10.45	Independent Contractor Agreement with Craig	10-QSB	10/22/07	10.45
	Harting.

10.46	Engagement Letter with Innovator Capital	10-KSB	3/14/08	10.46
	Limited.

10.47	Program Agreement with Area Energy LLC and				X
	Global Greensteam LLC. (portions of the exhibit
	have been omitted pursuant to a request for
	confidential treatment.)

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

21.1	Subsidiaries of the Company.	SB-2/A-2	1/03/08	21.1

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Subscription Agreement.	SB-2	1/28/04	99.1

99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2