Form 10-Q
period 2008-05-31
GLOBAL GREEN SOLUTIONS INC.
filed 2008-07-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2008

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
44,326,749 as of July 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2008	2007

ASSETS

Current
Cash and cash equivalents	$7,786	$11,779
Amounts receivable	182,382	70,640
Prepaid expenses	93,288	152,597
	283,456	235,016
Equipment	32,803	40,929

	$316,259	$275,945

LIABILITIES

Current
Accounts payable and accrued liabilities	$998,100	$542,900
Loans payable (Note 5)	551,590	362,058
	1,549,690	904,958
Minority Interest	-	4,714
	1,549,690	909,672
Commitments And Contractual Obligations (Note 8)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
44,326,749 common shares at May 31, 2008	443	402
40,248,808 common shares at November 30, 2007

Additional Paid-In Capital	17,574,552	14,548,580
Shares To Be Issued (Notes 3 and 8)	196,600	-
Warrants	2,016,650	2,341,150
Deferred Compensation	(554,840)	(609,400)
Deficit Accumulated During The Development Stage	(20,466,836)	(16,914,459)
	(1,233,431)	(633,727)

	$316,259	$275,945

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

									CUMULATIVE
									PERIOD FROM
									INCEPTION
									JUNE 10, 2003
	THREE MONTHS ENDED				SIX MONTHS ENDED				TO
	MAY 31				MAY 31				MAY 31
	2008		2007		2008		2007		2008

Revenue	$-		$-		$-		$-		$-

Operating Expenses
Consulting fees	417,877		287,218		677,176		694,933		2,312,967
Finance charges	-		153,226		-		382,837		2,019,584
Interest and bank charges	2,372		9,919		5,841		26,319		97,490
Office and sundry	138,425		205,925		322,750		327,635		1,114,965
Professional fees	86,615		113,427		134,866		185,496		639,907
Project development expenses	891,551		409,199		1,857,284		606,006		4,727,235
Stock-based compensation	86,651		941,100		573,151		2,028,400		6,850,489
Impairment of intangibles	-		-		-		-		357,100
Impairment of advances for pilot project	-		-		-		-		2,718,160

Operating loss, before other income and
minority interest	(1,623,491)		(2,120,014)		(3,571,068)		(4,251,626)		(20,837,897)

Other Income
Interest income	-		20,902		-		29,737		59,005

Loss Before Minority Interest	(1,623,491)		(2,099,112)		(3,571,068)		(4,221,889	) $	(20,778,892)

Minority interest in net loss of consolidated
subsidiaries	8,857		39,345		18,691		39,345		312,056

Net Loss	$(1,614,634)		$(2,059,767)		$(3,552,377	) $	(4,182,544)		$(20,466,836)

Basic And Diluted Loss Per Common
Share	$(0.04	) $	(0.06	) $	(0.08	) $	(0.12)

Weighted Average Number Of Common
Shares Outstanding	43,780,553		36,261,601		43,221,313		33,836,060

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
					CUMULATIVE
					PERIOD FROM
					INCEPTION
	SIX MONTHS ENDED				JUNE 10, 2003
	MAY 31				TO MAY 31,
	2008		2007		2008
Cash Used In Operating Activities
Net loss for the period	$(3,552,377	) $	(4,182,544	) $	(20,466,836)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	13,229		1,392		27,356
Minority interest in net loss of consolidated subsidiaries	(18,691)		(39,345)		(312,056)
Non-cash finance charges	-		382,837		2,019,584
Stock-based compensation	573,151		2,028,400		6,850,489
Non-cash consulting services	108,260		262,150		630,640
Non-cash license fee	165,000		-		165,000
Interest	-		18,533		75,278
Impairment of intangible assets	-		100		357,100
Impairment of advances to pilot project	-		-		2,718,160
Changes to operating assets and liabilities
Amounts receivable	(125,862)		(8,525)		(182,382)
Prepaid expenses	59,309		(13,537)		(93,288)
Accounts payable and accrued liabilities	455,200		13,607		998,100
	(2,322,781)		(1,536,932)		(7,212,855)
Cash Flows Used In Investing Activities
Purchase of intangible asset	-		-		(100)
Acquisition of equipment	(5,103)		-		(60,159)
Pilot project facilities and equipment	-		(2,478,816)		(2,718,160)
	(5,103)		(2,478,816)		(2,778,419)
Cash Flows From Financing Activities
Issue of share capital, net of issuance costs	2,106,262		4,293,591		7,906,914
Net proceeds from convertible notes	-		-		1,425,000
Advances from minority interest	28,097		-		115,556
Loan advances	189,532		-		551,590
	2,323,891		4,293,591		9,999,060
Increase (Decrease) In Cash and Cash Equivalents	(3,993)		277,843		7,786
Cash and Cash Equivalents, Beginning	11,779		748,309		-
Cash and Cash Equivalents, Ending	$7,786		$1,026,152		$7,786
Cash And Cash Equivalents Are Comprised Of:
Cash	$7,786		$1,026,152
Supplemental Information
Cash Activities:
Interest paid	$-		$-
Income taxes paid	$-		$-
Non-Cash Investing and Financing Activities (Note 9)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business is primarily focused on two areas: biodiesel feedstock production; and biomass combustion to generate industrial process steam and electrical power.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $20,466,836 for the period from June 10, 2003 (inception) to May 31, 2008, has a stockholders’ deficiency, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its biodiesel feedstock and biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2007. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2007 financial statements has been omitted. The results of operations for the six month period ended May 31, 2008 are not necessarily indicative of results for the entire year ending November 30, 2008.

Subsidiaries

The Company has seven subsidiary corporations. They are Global Greensteam LLC, a California corporation; Global Green Solutions Ltd, a United Kingdom corporation; Global Green Solutions Pty Ltd., a South African corporation, Greensteam Development Inc. and Greensteam Energy LLC, both of which are Delaware corporations, Florida Greensteam Equine Energy LLC, a Florida corporation, and Vertigro Algae Technologies LLC, a Texas corporation. The Company conducts a portion of its operations through some of these subsidiaries. Global Greensteam LLC and Global Green Solutions Pty Ltd. are active; Greensteam Development Inc. and Greensteam Energy LLC are inactive. Other than through its holding in Global Green Solutions Pty Ltd., Global Green Solutions Ltd. currently has no other operations or activity. Florida Greensteam Equine Energy LLC was formed in November, 2007 and is not yet operational. The operating agreement for Vertigro Algae Technologies LLC (“VAT”) was executed in May, 2008. VAT is the entity through which the Company and its 50% partner, Valcent USA, Inc. will continue development of their project to use algae as a source for biodiesel feedstock and other products.

The Company held a 57% interest in Global Greensteam LLC at November 30, 2007 and was the operating partner. The Company’s ownership interest increased to 95% in December, 2007 when it acquired the 38% of Global Greensteam LLC held by ITS Engineered Systems, Inc. The Company acquired the remaining 5% from the Onix Corporation in April, 2008. Global Greensteam LLC is developing and marketing steam generator systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
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

Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”). The Company adopted SFAS 123R using the modified- prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for periods prior to December 1, 2005 were not restated.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.The Company will adopt SFAS 161 in December, 2009.

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

At November 30, 2007, the Company was still in negotiations with Valcent for a final agreement. In May, 2008, the Company and Valcent formalized an agreement to continue the development of the project through Vertigro Algae Technologies, LLC (the “LLC”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) each own 50 percent. Under the new agreement, the existing assets will be transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent, while the Company is to receive $3 million on a priority basis from the net cash flow of the LLC. The Company will receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period.

The preliminary carrying value of the advances at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	PILOT PROJECT (Continued)

The carrying value of the Company’s investment was determined as follows:

Balance November 30, 2005	$-
Project facilities	393,271

Balance November 30, 2006	393,271
Project equipment	1,520,309
Project facilities	858,448
Amount due to venture	(53,868)
Impairment	(2,718,160)

Balance November 30, 2007	$-

Costs incurred in connection with the project during the six months ended May 31, 2008 total $838,825 and have been charged to project development expenses.

4.     CONVERTIBLE NOTES

On May 5, 2006, the Company issued Convertible Notes (the “notes”) in the aggregate amount of $1,500,000 due and payable on May 5, 2007 together with interest at the rate of 8% per annum compounded annually. Attached to the Notes were 1,399,999 Class A Warrants and 1,399,999 Class B Warrants (the “Warrants”). Each Class A Warrant was convertible into one share of common stock upon the payment of $0.75 per warrant. Each Class B Warrant was convertible into one restricted share of common stock upon the payment of $1.25 per warrant. All of the Class A and B Warrants expired in May, 2008 with none having been exercised.

At the election of the holder, the notes and interest accrued thereon were convertible into one restricted share of common stock at the lesser of (i) $0.75 per share or (ii) seventy percent (70%) of the average five closing bid prices of the Company’s common stock as reported by Bloomberg L.P. for the five trading days preceding the election to convert. The lowest possible conversion price was $0.19 per share. Conversion of the notes did not affect the Class A Warrants and Class B Warrants.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES (Continued)

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

As of November 30, 2007, the Company had recorded as finance charges a cumulative total of $574,500 of amortization of the discount resulting from the allocation of proceeds to the warrants and a cumulative total of $925,500 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $NIL (November 30, 2006 - $254,794). Consequently, no further charges were recorded in the six months ended May 31, 2008. During the six months ended May 31, 2007 the Company recorded $56,663 of amortization of the discount resulting from the allocation of proceeds to the warrants and $91,282 of the intrinsic value beneficial conversion feature.

As of November 30, 2007, a cumulative total of $1,500,000 of convertible note principal and a cumulative total of $75,278 of accrued interest had been converted into 2,661,090 shares of the Company’s common stock leaving $NIL convertible note principal or accrued interest outstanding. Consequently, no further note principal or accrued interest was converted into common stock in the six months ended May 31, 2008.

5.	LOANS PAYABLE

The Company received short term loans totaling $551,590 as at May 31, 2008 from directors, officers, related parties, and another company. These loans are unsecured, are currently non-interest bearing, and have no specific terms of repayment.

6.	CAPITAL STOCK

Common Stock

During the period ended May 31, 2008, the Company issued shares of common stock as follows:

	i)	1,062,500 shares on exercise of stock options at a price of $0.00001 per share for total proceeds of $11;

ii)

2,352,941 units for a private placement at a price of $0.85 per unit for total gross proceeds of $2,000,000. Each unit consisted of one share of common stock and one half share purchase warrant, with one full warrant being exercisable into one restricted share of common stock at a price of $1.50 up to December 11, 2010. The subscriber also received a unit purchase warrant to acquire up to 1,000,000 additional units, exercisable for a period of six months. The exercise price is the greater of $1.00 or a volume weighted average price. Each unit acquired through the unit purchase warrant consists of one common share and one half share purchase warrant. One whole warrant is convertible into one restricted share of common stock upon payment of the exercise price that is the greater of $1.50 or 150% of a volume weighted average price, for thirty-six months from the exercise date;

	iii)	12,500 shares on the exercise of stock options at a price of $0.50 per share for total proceeds of $6,250;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

Common Stock (Continued)

	iv)	100,000 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $1.00;

	v)	50,000 shares with a fair value of $27,500 in connection with a consulting agreement, all of which was expensed in the period;

	vi)	200,000 shares on the exercise of warrants at a price of $0.50 per share for total proceeds of $100,000;

	vii)	300,000 shares with a fair value of $165,000 in connection with a consulting agreement, $7,260 of which was expensed in the period.

Stock Options
During the six months ended May 31, 2008, the Company had the following stock option activity:

The Company granted a total of 900,000 stock options at exercise prices ranging from $0.00001 to $0.50 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $460,000 on a straight-line basis, over the related option vesting period or service contract period.

To May 31, 2008, the Company has expensed $83,839 of this fair value and $376,161 will be recorded on the future vesting of these options.

During the year ended November 30, 2007, the Company had the following stock option activity:

The Company granted a total of 1,640,000 stock options at exercise prices ranging from $0.00001 to $1.06 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $1,498,050 on a straight-line basis, over the related option vesting period or service contract period.

To May 31, 2008, the Company has expensed $1,139,150 (November 30, 2007 - $973,738) of this fair value, $261,700 (November 30, 2007 - $338,400) has been recorded as deferred compensation in stockholders’ equity, $NIL (November 30, 2007 - $185,912) will be recorded on the future vesting of options and $97,200 relates to options which were forfeited prior to vesting.

During the year ended November 30, 2006, the Company had the following stock option activity:

The Company granted a total of 7,725,000, stock options at exercise prices ranging from $0.00001 per share to $0.50 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $5,533,000 on a straight-line basis, over the expected term of the options, which is based on the options’ contractual term.

To May 31, 2008, the Company has expensed $5,485,000 (November 30, 2007 - $5,161,100) of this fair value, $Nil (November 30, 2007 - $93,700) has been recorded as deferred compensation in stockholders’ equity, $Nil (November 30, 2007 - $230,200) will be recorded on the future vesting of options and $48,000 relates to options which were forfeited prior to vesting.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at May 31, 2008:

	Stock Options	Stock Options	Weighted Average
Exercise	Issued and	Outstanding and	Remaining
Prices	Outstanding	Exercisable	Contractual Life

$0.00001	100,000	100,000	1.92 years
$0.50	1,300,000	1,300,000	0.64 years
$0.50	675,000	675,000	0.67 years
$0.50	200,000	200,000	0.90 years
$0.50	1,100,000	1,100,000	1.46 years
$ 0.50	500,000	500,000	1.54 years
$0.50	15,000	15,000	2.13 years
$0.50	500,000	-	1.83 years
$0.50	300,000	-	1.92 years
$1.00	300,000	300,000	1.63 years
$1.00	300,000	300,000	1.88 years
$1.00	200,000	200,000	2.07 years

	5,490,000	4,690,000

The Company’s stock option activity for the periods ended May 31, 2008 and November 30, 2007 is as follows

			Weighted Average
		Weighted Average	Remaining
	Number of Options	Exercise Price	Contractual Life

Balance outstanding, November 30, 2006	7,625,000	$0.22	2.39 years
Granted during the year	1,640,000	0.78
Expired / forfeited during the year	-	-
Exercised during the year	(3,827,500)	0.02
Balance outstanding, November 30, 2007	5,977,500	0.49	1.64 years
Granted during the period	900,000	0.44
Expired / forfeited during the period	(212,500)	1.03
Exercised during the period	(1,175,000)	0.00
Balance outstanding, May 31, 2008	5,490,000	$0.59	1.28 years

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

Stock Options (Continued)

As at May 31, 2008, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $400,099 and the AIV of options exercised during the period ended May 31, 2008 was $947,113.

Warrants

The Company’s warrant activity for the periods ended May 31, 2008 and November 30, 2007 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life

Balance, November 30, 2006	4,106,998	$0.92	1.58 years
Granted during the year	2,572,014	1.41
Expired during the year	-	-
Exercised during the year	(25,000)	0.75

Balance, November 30, 2007	6,654,012	1.11	0.67 years
Granted during the period	1,176,471	1.50
Expired during the period	(2,999,998)	0.97
Exercised during the period	(200,000)	0.50

Balance, May 31, 2008	4,630,485	$1.33	0.94 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at May 31, 2008:

	Warrants	Weighted Average
	Outstanding and	Remaining
Exercise Prices	Exercisable	Contractual Life

$0.75	522,000	0.02 years
$0.75	210,000	0.33 years
$1.40	531,000	0.07 years
$1.40	1,732,190	0.22 years
$1.40	150,000	3.42 years
$1.50	250,000	1.15 years
$1.50	58,824	1.50 years
$1.50	1,176,471	2.53 years

	4,630,485

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

Warrants (Continued)

As at May 31, 2008, the Company had 1,000,000 unit purchase warrants outstanding at an exercise price of the greater of $1.00 or a price equivalent to a Volume Weighted Average Price for a period ending June 11, 2008. Each unit acquired through the unit purchase warrant consists of one common share and one half share purchase warrant. One whole warrant is convertible into one restricted share of common stock upon payment of the exercise price that is the greater of $1.50 or 150% of a volume weighted average price, for thirty-six months from the exercise date. The unit purchase warrants have not been included in the table of warrants outstanding above. The fair value of these unit purchase warrants of $140,000 has been included in the portion of the corresponding financing proceeds charged to additional paid in capital during the period.

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the six months ended May 31, 2008, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at May 31, 2008 that are not disclosed elsewhere in these financial statements:

The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $379,764 (2007 - $303,783).

The Company paid or accrued $89,991 (2007 - $51,793) in rent and administration fees to a company controlled by a significant shareholder of the Company.

$652,466 (November 30, 2007 - $220,413) was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

The Company entered into an agreement effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Brussels, Belgium. This agreement superseded an earlier agreement was that was cancelled by mutual consent. The fees for providing the services are as follows:

	i.	Base compensation of $13,382 (8,500 Euros) per month;

	ii.	Office rent of $1,889 (1,200 Euros) per month;

	iii.	$3,148 (2,000 Euros) monthly for European Social costs. An annual performance bonus of 1% of net profit;

In addition, the Company agreed to grant the right to buy 4,250,000 shares of the Company at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

ii)

On February 20, 2007 the Company completed an acquisition agreement which resulted in Global Greensteam LLC, a joint venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications (“GGSLLC”). The Company’s interest in the new venture initially was 57%, with the other two companies holding 38% and 5% respectively. The Company is the operating partner and is responsible for project and operational management of the venture and the biomass fuel supply contracts. The Company’s ownership interest increased to 95% in December, 2007 and 100% in April, 2008 when it acquired the 38% and then the 5% held by the two other companies.

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

In recognition of design, supply and support services to be contributed by the 5% partner, the Company was originally to issue 150,000 shares of restricted common stock in three amounts of 50,000 each after 4, 7, and then 10 steam generating units became operational. As part of the agreement in April, 2008 for the Company to acquire the 5% of GGSLLC, the 5% partner agreed to forego all entitlement to the 150,000 shares of the Company as originally contemplated;

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

	*	1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;

	*	1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 15th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

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

iv)

On September 18, 2007 an agreement was fully executed, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services.  All amounts are payable monthly. The contract may be terminated upon six months notice.

v)

Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe. Compensation under this agreement is comprised of an engagement fee of $10,500; $10,500 monthly (increasing to $15,000 based on securing $2,000,000 in equity financing); and 40,000 restricted common shares of the Company per quarter, in advance. The agreement was terminated in May, 2008 and a settlement is under discussion with the service provider. 40,000 shares were recorded as payable at May 31, 2008.

vi)

Effective March 20, 2008, the Company entered into an agreement for a Finder to introduce the Company to potential lenders, investors, partners, or similar financing resources. Compensation under this agreement is comprised of a retainer of $150,000, with $25,000 due upon execution of the agreement and $25,000 per month thereafter for five months, with any outstanding balance being due immediately if $1,000,000 in equity funding has been received; plus a Success Fee consisting of 1.5% in cash of any debt raised and 8% cash and 8% as warrants of any equity raised. The Agreement has an initial term of twelve months and continues thereafter until cancelled by either party upon 30 days written notice.

vii)

Effective May 1, 2008, the Company entered into an agreement for the provision of services of a General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

viii)

Effective May 15, 2008, the Company entered into an agreement for investor relations services for a twelve month term. The agreement may be terminated by either party immediately upon provision of written notice. Compensation under this agreement consists of $10,000 monthly plus 300,000 restricted common shares. Entitlement to the shares vests on the basis of 25,000 shares per month to the end of the term or to the point the agreement is terminated, if earlier.

ix)

Effective May 16, 2008, the Company entered into an agreement for the provision of corporate finance advice to secure equity and debt financing, primarily for projects in South Africa. The agreement is ongoing but may be terminated on provision of ninety days written notice. Compensation under this agreement consists of 25,000 restricted common shares per three month period, plus 1.5% in cash of any debt financing received and 6% of any equity financing received.

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Six Months Ended
	May 31, 2008	May 31, 2007
Amortization of the discount resulting from the allocation to
warrants of proceeds from convertible notes	$-	$97,586
Amortization of the intrinsic value beneficial conversion feature
of the convertible notes	-	157,208
Amortization of deferred finance costs resulting from payment
of finders’ fees	-	128,403
	$-	$383,197

During the six months ended May 31, 2008:

  The Company entered into an agreement for consulting services which included as partial compensation 40,000 restricted common shares with a combined fair value of $31,600 which was expensed in the period;

  In connection with a license technology agreement entered into by the Company’s subsidiary, Vertigro Algae Technologies LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period;

  1,000,000 unit purchase warrants with a fair value of $140,000 were issued and included in a private placement;

  The Company issued a total of 350,000 restricted common shares for consulting services with a combined fair value of $192,500 of which $34,760 was expensed during the period and $157,740 was recorded as deferred compensation.

During the six months ended May 31, 2007:

  The Company issued 274,000 restricted common shares with fair value of $275,100 for prepaid consulting service agreements. Of this amount, $262,500 was expensed during the period.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENTED INFORMATION

The Company’s operating segment is the development of renewable energy technologies.

Following are project development expenses by type of project:

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Emissions reduction - pipelines	$-	$31,928	$-	$129,125
Biodiesel feedstock pilot project	530,396	151,163	1,003,826	151,163
Biomass-fuelled steam generation	313,274	104,885	746,085	174,888
Other	47,881	121,223	107,373	150,830
	$891,551	$409,199	$1,857,284	$606,006

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

     Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business is primarily focused on two areas: biodiesel feedstock production (“Vertigro Algae Technologies”); and biomass combustion to generate industrial process steam and electrical power (“Greensteam”).

Cash Requirements and Liquidity

     The Company has incurred a deficit of $20,466,836 from inception to May 31, 2008 and has no revenue. Its current lack of liquidity, if continued, will prevent the Company from moving ahead with its key projects and will create serious doubt regarding its ability to continue as a going concern. From March to June, 2008, the Company’s Directors and Officers loaned a total of $359,200 to the Company to maintain operations. While these loans are unsecured, non-interest bearing and have no specific terms of repayment, there is no agreement for any further such loans. The future of the Company is dependent upon its ability to obtain ongoing financing and eventually, upon future profitable operations from the development and marketing of its projects.

     The Company plans to continue actively developing and marketing its biodiesel feedstock technology and to develop additional biomass combustion projects. It must obtain financing for the development and marketing of these projects through the issuance of common shares and / or the issuance of debt securities. It also plans to raise additional capital by selling interests in its projects. No revenue is expected until late 2008 at the earliest, from the first Greensteam unit, which is to be constructed under the agreement signed March 31, 2008 with Aera Energy LLC, an oil and gas company in California. Construction of that unit is entirely dependant on the company’s ability to obtain approximately $3.5 to 4 million in financing.

     We need to obtain financing for each of the following:

1.

Our current estimate for funding required for in-house general and administrative expenditures is $1.1 million for the fiscal year ending November 30, 2008 and $3.7 million through to the end of May, 2009. This estimate has increased since our November 2007 year end primarily due to a higher expected level of activity as our first Greensteam project ramps up, along with additional consulting expenses related to financing efforts. These estimates include our Vancouver corporate office, our Greensteam operations office in Bakersfield, California, and our South African subsidiary.

2.

Our share of overhead, commercialization and engineering costs for our Vertigro Algae Technologies project, together with build costs for the project’s test and demonstration unit. If construction is to commence in Q4 of calendar 2008 we require an estimated $2.3 million for the fiscal year ending November 30, 2008 and $3.2 million through to May 2009.

3.

The first of our Greensteam units, on which we expect to commence construction as soon as project financing is in place, will require approximately $3.5 to 4 million of capital, based on building a unit one-quarter the size of what was originally planned, that will still allow complete proof of performance and emissions levels.. We estimate that it will be possible to have this unit completed and operational within five months of start of construction. The average unit build cost for the total of ten full scale Greensteam units currently planned in California is $7 million. Construction of the full scale units is currently planned to occur from April 2009 to June 2010.

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

Results of Operations

Notable Balance Sheet changes from November 30, 2007 are as follows:

-	Amounts receivable increased due to advances for short term funding assistance to a party engaged in connection with our Greensteam project.
-	Prepaid expenses decreased as insurance premiums prepaid at November 30, 2007 were allocated to the current period.
-	Accounts Payable increased as a result of contributions due to the Company’s Vertigro project
($227,000) and deferral of payments owing to Company Officers and certain consultants due to limited cash flow ($232,000).
-	Loans payable increase of $190,000 is comprised of short term loans from Directors, Officers, major shareholders and others in response to immediate funding requirements.
-	Additional Paid-In Capital (“APIC”) increased due to a share issuance in the current period with proceeds approximately $2 million in excess of par value, less a fair value estimate of $478,000 attributable to the warrant component of that same issuance, plus $403,000 attributable to Stock
Based Compensation, the exercise of options and warrants for proceeds approximately $106,000 in excess of par value, shares issued for consulting, having a value that was approximately $192,000 in excess of par value , and a reallocation to APIC of $114,000 related to the exercise of warrants and
$688,000 related to the expiry of warrants.

Notable changes in results of operations between the interim periods presented are as follows:

-	Consulting fees in the second quarter of the period were higher than the equivalent quarter of the prior year primarily due to costs incurred in 2008 but not in 2007 of shares issued as fees for consulting services. The opposite was true for the first quarter of the current period so that the year over year change was relatively small.

-	There were no finance charges in the six month ended May 31, 2008 as all amounts related to those costs had been fully amortized by November 30, 2007.
-	Timing of Office and sundry expenditures resulted in a year over year decrease in the second quarter, offset by a year over year increase in the first quarter due to a generally higher level of activity with Greensteam and in South Africa in that period.
-	Project development expenses increased primarily due to the fact that Greensteam had only just started in the 2007 period and its project development was fully underway in the current period.
-	Stock-based compensation decreased simply due to the timing of granting and hence the amortization of such compensation.

Milestones Planned for Fiscal Year 2008;

     Financing, either through the issuance of common shares, project equity, and / or the issuance of debt securities is essential for the Company to be able to complete the following milestones. We do not currently having sufficient funds on hand to complete them.

Biodiesel feedstock

(a)	Test various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields using a 100 bioreactor system.

(b)	Engineer and source key technology equipment and materials for customer test and demonstration facilities.

(c)	Achieve US customer agreements and definitive contracts for European and South African customers.

Our share of overhead, commercialization and engineering costs for our algae to biofuel project, together with build costs for the project’s small scale commercial plant on which we plan to commence construction in Q4 of calendar 2008 is currently estimated at $2.3 million for the fiscal year ending November 30, 2008 and $3.2 million through to May 2009. Costs for the above milestones (a) through (d) are included in these amounts.

Greensteam

(a)

Continue to develop the Florida Equine energy project with the intention of securing offtake agreements for steam or electrical power before the end of 2008. Together with the Florida Thoroughbred Breeders’ and Owners Association (FTBOA), in November 2007 we formed Florida Greensteam Equine Energy LLC, a joint venture, to implement a waste biomass-to power project in Ocala, Florida. The project is intended to convert horse muck biomass (the combination of horse manure and straw or wood chips bedding materials) into renewable energy in the form of electrical power which will be sold to the local power grid. Our share of initial development costs for this project for the current fiscal year is not expected to exceed $50,000.

(b)

The first Greensteam Aera production unit is planned to be engineered, constructed, installed, tested and commercially operational, generating first revenues in late 2008 or early 2009. This first Greensteam unit is of scaled down size and will require approximately $3.5 to $4 million of capital.

(c)

We expect to sign a contract with SAPPI in South Africa for the supply of steam for production purposes, fueled by the customer’s production biowaste materials in Q3, 2008. Costs to achieve this milestone are included as part of our share of in-house general and administrative expenditures for our South African subsidiary, which is estimated at approximately $100,000 for the remainder of the fiscal year ending November 30, 2008 and approximately $150,000 through to the end of May 2009.

(d)

We expect to continue project development on other Greensteam opportunities with the expectation of signing contracts or letters of intent on two additional projects, in South Africa and North America.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

     Internal Controls Over Financial Reporting - We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II – OTHER INFORMATION

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
10.48	License Agreement with Onix Corporation.

10.49	Technology License Agreement with Pagic LP, West Peak Ventures of Canada Ltd. and
Vertigro Algae Technologies, LLC.

10.50	Vertigro Algae Technologies, LLC, Limited Liability Company, Operating Agreement.

10.51	Consultant Agreement with C&C Technologies PTY LTD.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2008.

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
	Ventures of Canada Limited and Valcent Products
	Inc., including Schedule A Product Development
	Agreement between MK Enterprises LLC and
	Valcent Products, Inc.

10.22	Web Services Agreement with Market Pathways	10-KSB	3/16/07	10.5
	Financial Relations Inc. and Sweetwater Capital
	Corp. on behalf of us.

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud	10-KSB	3/16/07	10.7
	Communications LLC.

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement with Chisholm Brothers	10-KSB/A-2	8/27/07	10.27
	International.

10.28	Amended Contract for Public Relations -	10-KSB	3/16/07	10.11
	supersedes Exhibit 10.23.

10.29	Consulting Agreement with New Energy Fund LP.	10-KSB/A-2	8/27/07	10.29

10.30	Cancellation Agreement of Executive Services	10-KSB	3/16/07	10.13
	Agreement.

10.31	State of Delaware Certificate of Incorporation for	10-KSB	3/16/07	10.14
	Greensteam Acquisition Company Inc.

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement	10-KSB	3/16/07	10.16
	with David Kahn.

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and	10-QSB	4/16/07	10.18
	Greensteam Development.

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of	8-K	7/26/07	10.1
	Agreement.

10.42	Business Development and Support Services	8-K	7/26/07	10.2
	Stakeholders Letter of Agreement.

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43

10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44

10.45	Independent Contractor Agreement with Craig	10-QSB	10/22/07	10.45
	Harting.

10.46	Engagement Letter with Innovator Capital Limited.	10-KSB	3/14/08	10.46

10.47	Program Agreement with Area Energy LLC and	10-Q	4/09/08	10.47
	Global Greensteam LLC. (portions of the exhibit
	have been omitted pursuant a request for
	confidential treatment.)

10.48	License Agreement with Onix Corporation.				X

10.49	Technology License Agreement with Pagic LP,				X
	West Peak Ventures of Canada Ltd. and Vertigro
	Algae Technologies, LLC.

10.50	Vertigro Algae Technologies, LLC, Limited				X
	Liability Company, Operating Agreement.

10.51	Consultant Agreement with C&C Technologies				X
	PTY LTD.

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

21.1	Subsidiaries of the Company.	SB-2/A-2	1/03/08	21.1

31.1	Certification of Principal Executive Officer				X
	pursuant to Section 302 of the Sarbanes-Oxley Act
	of 2002.

31.2	Certification of Principal Financial Officer				X
	pursuant to Section 302 of the Sarbanes-Oxley Act
	of 2002.

32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer.

32.2	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Financial Officer.

99.1	Subscription Agreement.	SB-2	1/28/04	99.1

99.2	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.3	Disclosure Committee Charter.	10-KSB	3/11/05	99.2