Form 10-Q
period 2008-08-31
GLOBAL GREEN SOLUTIONS INC.
filed 2008-10-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices, including zip code.)

(604) 408-0153
Toll Free (866) 408-0153
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
44,776,599 as of October 7, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2008	2007

ASSETS
Current
Cash and cash equivalents	$44,834	$11,779
Amounts receivable	193,764	70,640
Prepaid expenses	98,919	152,597
	337,517	235,016
Equipment	25,975	40,929

	$363,492	$275,945

LIABILITIES
Current
Accounts payable and accrued liabilities	$805,012	$542,900
Loans payable (Note 5)	1,759,301	362,058
	2,564,313	904,958
Minority Interest	-	4,714
	2,564,313	909,672
Commitments And Contractual Obligations (Note 8)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
44,471,599 common shares at August 31, 2008	445	402
40,248,808 common shares at November 30, 2007

Additional Paid-In Capital	18,869,378	14,548,580
Shares To Be Issued (Notes 3 and 8)	203,350	-
Warrants	792,700	2,341,150
Deferred Compensation	(469,960)	(609,400)
Deficit Accumulated During The Development Stage	(21,596,734)	(16,914,459)
	(2,200,821)	(633,727)

	$363,492	$275,945

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 10, 2003
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	281,061	454,699	958,237	1,149,632	2,594,028
Finance charges	-	-	-	382,837	2,019,584
Interest and bank charges	5,126	2,918	10,967	29,237	102,616
Office and sundry	59,919	200,370	382,669	528,005	1,174,884
Professional fees	19,310	52,354	154,176	237,850	659,217
Project development expenses	680,235	918,261	2,537,519	1,524,267	5,407,470
Stock-based compensation	78,804	881,450	651,955	2,909,850	6,929,293
Impairment of intangibles	-	-	-	-	357,100
Impairment of advances for pilot project	-	-	-	-	2,718,160

Operating loss, before other income and
minority interest	(1,124,455)	(2,510,052)	(4,695,523)	(6,761,678)	(21,962,352)

Other Income
Interest income	-	913	-	30,650	59,005

Loss Before Minority Interest	(1,124,455)	(2,509,139)	(4,695,523)	(6,731,028)	$(21,903,347)

Minority interest in net loss of consolidated
subsidiaries	-	168,058	13,248	207,403	306,613

Net Loss	$(1,124,455)	$(2,341,081)	$(4,682,275)	$(6,523,625)	$(21,596,734)

Basic And Diluted Loss Per Common
Share	$(0.03)	$(0.06)	$(0.11)	$(0.18)

Weighted Average Number Of Common
Shares Outstanding	44,371,177	38,604,063	43,605,994	35,277,122

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	NINE MONTHS ENDED		JUNE 10, 2003
	AUGUST 31		TO AUGUST 31,
	2008	2007	2008
Cash Used In Operating Activities
Net loss for the period	$(4,682,275)	$(6,523,625)	$(21,596,734)
Adjustments to reconcile net loss to net cash used by
operating activities
Depreciation	20,057	1,246	34,184
Minority interest in net loss of consolidated subsidiaries	(13,248)	(207,403)	(306,613)
Non-cash finance charges	-	382,837	2,019,584
Stock-based compensation	651,955	2,909,850	6,929,293
Non-cash consulting services	191,290	353,400	713,670
Non-cash license fee	165,000	-	165,000
Interest	-	18,533	75,278
Impairment of intangible assets	-	100	357,100
Impairment of advances to pilot project	-	-	2,718,160
Changes to operating assets and liabilities
Amounts receivable	(137,244)	(25,594)	(193,764)
Prepaid expenses	53,678	(75,127)	(98,919)
Accounts payable and accrued liabilities	262,112	(35,736)	805,012
	(3,488,675)	(3,201,519)	(8,378,749)
Cash Flows Used In Investing Activities
Purchase of intangible asset	-	-	(100)
Acquisition of equipment	(5,103)	(14,067)	(60,159)
Pilot project facilities and equipment	-	(2,141,484)	(2,718,160)
	(5,103)	(2,155,551)	(2,778,419)
Cash Flows From Financing Activities
Issue of share capital, net of issuance costs	2,106,936	4,808,602	7,907,588
Net proceeds from convertible notes	-	-	1,425,000
Advances from minority interest	22,654	-	110,113
Loan advances	1,397,243	107,143	1,759,301
	3,526,833	4,915,745	11,202,002
Increase (Decrease) In Cash and Cash Equivalents	33,055	(441,325)	44,834
Cash and Cash Equivalents, Beginning	11,779	748,309	-
Cash and Cash Equivalents, Ending	$44,834	$306,984	$44,834
Cash And Cash Equivalents Are Comprised Of:
Cash	$44,834	$306,984
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 9)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has primarily been focused on two areas: biomass combustion to generate industrial process steam and electrical power and biodiesel feedstock production.

The Company has the following seven subsidiary corporations:

Global Greensteam LLC, a California corporation (“GGS”);

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”);

Global Green Solutions Pty Ltd., a South African corporation (“”PTY”);

Global Green Solutions Ltd, a United Kingdom corporation (“LTD”);

Greensteam Development Inc. and Greensteam Energy LLC, both Delaware corporations; and

Florida Greensteam Equine Energy LLC, a Florida corporation.

The Company conducts a portion of its operations through some of these subsidiaries. GGS is developing and marketing steam generator systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power. VAT is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) have continued development of a joint project to use algae as a source for biodiesel feedstock and other products. PTY is actively marketing and developing business opportunities in South and Southern Africa, primarily for GGS projects. LTD currently has no operations or activity other than through its holding in Global Green Solutions Pty Ltd. Greensteam Development Inc., Greensteam Energy LLC and Florida Greensteam Equine Energy LLC are inactive.

The Company has restructured its operations to focus on its commercial stage Global Greensteam business. To maximize working capital for its Greensteam projects, GGRN agreed on September 26, 2008 to sell its 50% ownership in VAT to VUI, which is a wholly-owned subsidiary of Valcent Products Inc. (See Note 3).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $21,596,734 for the period from June 10, 2003 (inception) to August 31, 2008, has a stockholders’ deficiency, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2007. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2007 financial statements has been omitted. The results of operations for the nine month period ended August 31, 2008 are not necessarily indicative of results for the entire year ending November 30, 2008.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
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

Equipment and Depreciation

Equipment is stated at net book value. Depreciation is computed using the straight line method, over twenty-four months, to allocate the cost of depreciable assets.

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

AUGUST 31, 2008
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

F-6

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. The Company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

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

AUGUST 31, 2008
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

At November 30, 2007, the Company was still in negotiations with Valcent for a final agreement. In May, 2008, the Company and Valcent formalized an agreement to continue the development of the project through Vertigro Algae Technologies, LLC (the “LLC”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) (“VUI”) each own 50 percent. Under that agreement, the existing assets are transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent, while the Company is to receive $3 million on a priority basis from the net cash flow of the LLC. The Company is to receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period and is included in Shares To Be Issued.

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

Costs incurred in connection with the project during the nine months ended August 31, 2008 total $1,056,210 and have been charged to project development expenses.

On September 26, 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in the LLC to VUI. Under terms of the Agreement, subject to closing within 60 days, the Company will receive $5 million, less advances made by Valcent on the Company’s behalf through July 31, 2008 pursuant to the LLC’s Operating Agreement (the “Cash Proceeds”), and 5,000,000 common shares of Valcent. Advances to be deducted from the $5 million are estimated to total $324,000, resulting in Cash Proceeds to the Company of approximately $4,676,000. Closing of the Agreement is conditional on Valcent obtaining $10 million in a private offering, of which the Cash Proceeds amount is specifically earmarked for payment under the Agreement. The Company will retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

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

At the election of the holder, the notes and interest accrued thereon were convertible into one restricted share of common stock at the lesser of (i) $0.75 per share or (ii) seventy percent (70%) of the average five closing bid prices of the Company’s common stock as reported by Bloomberg L.P. for the five trading days preceding the conversion date.

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

As of November 30, 2007, the Company had recorded as finance charges a cumulative total of $574,500 of amortization of the discount resulting from the allocation of proceeds to the warrants and a cumulative total of $925,500 of the intrinsic value beneficial conversion feature, leaving total unamortized amounts of $NIL (November 30, 2006 - $254,794). Consequently, no further charges were recorded in the nine months ended August 31, 2008. During the nine months ended August 31, 2007 the Company recorded $97,586 of amortization of the discount resulting from the allocation of proceeds to the warrants and $157,208 of the intrinsic value beneficial conversion feature.

As of November 30, 2007, a cumulative total of $1,500,000 of convertible note principal and a cumulative total of $75,278 of accrued interest had been converted into 2,661,090 shares of the Company’s common stock leaving $NIL convertible note principal or accrued interest outstanding. Consequently, no further note principal or accrued interest was converted into common stock in the nine months ended August 31, 2008.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company received short term loans totaling $1,759,301 as at August 31, 2008 from directors, officers, related parties, and another company. These loans are unsecured, are non-interest bearing, and have no specific terms of repayment.

6.	CAPITAL STOCK

Common Stock

During the nine months ended August 31, 2008, the Company issued shares of common stock as follows:

	i)	1,062,500 shares on exercise of stock options at a price of $0.00001 per share for total proceeds of $11;

ii)

2,352,941 units for a private placement at a price of $0.85 per unit for total gross proceeds of $2,000,000. Each unit consisted of one share of common stock and one half share purchase warrant, with one full warrant being exercisable into one restricted share of common stock at a price of $1.50 up to December 11, 2010. The subscriber also received a unit purchase warrant to acquire up to 1,000,000 additional units, exercisable for a period of six months. The unit purchase warrant expired unexercised on June 11, 2008;

	iii)	12,500 shares on the exercise of stock options at a price of $0.50 per share for total proceeds of $6,250;

	iv)	100,000 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $1.00;

	v)	50,000 shares with a fair value of $27,500 in connection with a consulting agreement, all of which was expensed in the period;

	vi)	200,000 shares on the exercise of warrants at a price of $0.50 per share for total proceeds of $100,000;

	vii)	300,000 shares with a fair value of $165,000 in connection with a consulting agreement, $48,840 of which was expensed in the period.

	viii)	44,850 shares on the exercise of stock options at a price of $0.015 per share for total proceeds of $673;

	ix)	100,000 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $1.

Stock Options

During the nine months ended August 31, 2008, the Company had the following stock option activity:

The Company granted a total of 944,850 stock options at exercise prices ranging from $0.00001 to $0.50 per share. In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $479,300. Of this amount, $460,000 will be expensed on a straight-line basis, over the related option vesting period or service contract period and the remaining $19,300 was recorded as debt settlement consideration in connection with the settlement of $19,500 owing under a consulting agreement.

To August 31, 2008, the Company has expensed $154,043 of this fair value and $325,257 will be recorded on the future vesting of these options.

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

To August 31, 2008, the Company has expensed $1,167,050 (November 30, 2007 - $973,738) of this fair value, $233,800 (November 30, 2007 - $338,400) has been recorded as deferred compensation in stockholders’ equity, $NIL (November 30, 2007 - $185,912) will be recorded on the future vesting of options and $97,200 relates to options which were forfeited prior to vesting.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
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

To August 31, 2008, the Company has expensed $5,485,000 (November 30, 2007 - $5,161,100) of this fair value, $Nil (November 30, 2007 - $93,700) has been recorded as deferred compensation in stockholders’ equity, $Nil (November 30, 2007 - $230,200) will be recorded on the future vesting of options and $48,000 relates to options which were forfeited prior to vesting.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at August 31, 2008:

	Stock Options	Stock Options	Weighted Average
Exercise	Issued and	Outstanding and	Remaining
Prices	Outstanding	Exercisable	Contractual Life
$0.50	1,300,000	1,300,000	0.38 years
$0.50	675,000	675,000	0.42 years
$0.50	200,000	200,000	0.64 years
$0.50	1,100,000	1,100,000	1.21 years
$0.50	500,000	500,000	1.29 years
$0.50	15,000	15,000	1.88 years
$0.50	500,000	-	1.58 years
$0.50	300,000	-	1.66 years
$1.00	300,000	300,000	1.38 years
$1.00	300,000	300,000	1.63 years
$1.00	200,000	200,000	1.82 years

	5,390,000	4,590,000

The Company’s stock option activity for the periods ended August 31, 2008 and November 30, 2007 is as follows
			Weighted Average
		Weighted Average	Remaining
	Number of Options	Exercise Price	Contractual Life
Balance outstanding, November 30, 2006	7,625,000	$0.22	2.39 years
Granted during the year	1,640,000	0.78
Expired / forfeited during the year	-	-
Exercised during the year	(3,827,500)	0.02
Balance outstanding, November 30, 2007	5,977,500	0.49	1.64 years
Granted during the period	944,850	0.42
Expired / forfeited during the period	(212,500)	1.03
Exercised during the period	(1,319,850)	0.01
Balance outstanding, August 31, 2008	5,390,000	$0.57	1.16 years

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

Stock Options (Continued)

As at August 31, 2008, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $NIL and the AIV of options exercised during the period ended August 31, 2008 was $991,294.

Warrants

The Company’s warrant activity for the periods ended August 31, 2008 and November 30, 2007 is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Life

Balance, November 30, 2006	4,106,998	$0.92	1.58 years

Granted during the year	2,572,014	1.41
Expired during the year	-	-
Exercised during the year	(25,000)	0.75

Balance, November 30, 2007	6,654,012	1.11	0.67 years

Granted during the period	1,176,471	1.50
Expired during the period	(5,785,188)	1.12
Exercised during the period	(200,000)	0.50

Balance, August 31, 2008	1,845,295	$1.41	1.88 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at August 31, 2008:

	Warrants	Weighted Average
	Outstanding and	Remaining
Exercise Prices	Exercisable	Contractual Life

$0.75	210,000	0.08 years
$1.40	150,000	3.17 years
$1.50	250,000	0.89 years
$1.50	58,824	1.25 years
$1.50	1,176,471	2.28 years

	1,845,295

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

Warrants (Continued)

At November 30, 2007, the Company had 665,000 unit purchase warrants outstanding at exercise prices from $1.00 to the greater of $1.00 or a price equivalent to a Volume Weighted Average Price, for periods ending from June 27, 2008 to August 19, 2008. Each of the unit purchase warrants provided the holder the option to acquire a unit of the Company, with each unit being identical to the related private placement units. The unit purchase warrants have not been included in the table of warrant activity above. The fair value of these unit purchase warrants of $202,700 was included in the portion of the corresponding financing proceeds charged to additional paid in capital in the year ended November 30, 2007. All of these unit purchase warrants expired unexercised during the nine month period ended August 31, 2008.

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the nine months ended August 31, 2008, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at August 31, 2008 that are not disclosed elsewhere in these financial statements:

	-	The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $576,254 (2007 - $487,213).

	-	The Company paid or accrued $134,016 (2007 - $120,647) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-

$1,280,924 (November 30, 2007 - $227,342) was owing to related parties and is included in accounts payable and accrued liabilities, and loans payable. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

The Company entered into an agreement effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Brussels, Belgium. This agreement superseded an earlier agreement was that was cancelled by mutual consent. The fees for providing the services are as follows:

	i.	Base compensation of $12,410 (8,500 Euros) per month;

	ii.	Office rent of $1,787 (1,200 Euros) per month;

	iii.	$2,920 (2,000 Euros) monthly for European Social costs.

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

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

ii)

On February 20, 2007 the Company completed an acquisition agreement which resulted in Global Greensteam LLC, a joint venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications (“GGSLLC”). The Company’s interest in the new venture initially was 57%, with the other two companies holding 38% and 5% respectively. . The Company’s ownership interest increased to 95% in December, 2007 and 100% in April, 2008 when it acquired the 38% and then the 5% held by the two other companies.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

8.       COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

*	1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;

*	1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 10th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

iii)

On July, 13, 2007 an agreement was fully executed, effective from March 1, 2007, for the services of a Vice President, strategy and business development. The agreement has a three year term and includes base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date. 100,000 shares were issued by August 31, 2008. Additional bonus stock options may be issued upon the Company initiating a bonus plan. The agreement may be terminated upon three months notice.

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

v)

Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe. Compensation under this agreement is comprised of an engagement fee of $10,500; $10,500 monthly (increasing to $15,000 based on securing $2,000,000 in equity financing); and 40,000 restricted common shares of the Company per quarter, in advance. The agreement was terminated in May, 2008 and a settlement is under discussion with the service provider. 40,000 restricted common shares with a combined fair value of $31,600 were expensed in the period and are included in Shares To Be Issued.

vi)

Effective March 20, 2008, the Company entered into an agreement for a Finder to introduce the Company to potential lenders, investors, partners, or similar financing resources. Compensation under this agreement is comprised of a retainer of $150,000, with $25,000 due upon execution of the agreement and $25,000 per month thereafter for five months, with any outstanding balance being due immediately if $1,000,000 in equity funding has been received; plus a Success Fee consisting of 1.5% in cash of any debt raised and 8% cash and 8% as warrants of any equity raised. The Agreement has an initial term of twelve months and continues thereafter until cancelled by either party upon 30 days written notice. The agreement was cancelled by mutual agreement after the first two payments.

vii)

Effective May 1, 2008, the Company entered into an agreement for the provision of services of a General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued by August 31, 2008.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
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

ix)

Effective May 16, 2008, the Company entered into an agreement for the provision of corporate finance advice to secure equity and debt financing, primarily for projects in South Africa. The agreement is ongoing but may be terminated on provision of ninety days written notice. Compensation under this agreement consists of 25,000 restricted common shares per three month period, plus 1.5% in cash of any debt financing received and 6% of any equity financing received. 25,000 restricted common shares with a combined fair value of $6,750 were expensed in the period and are included in Shares To Be Issued.

x)

The Company and Valcent USA, Inc. (“VUI”) are each 50% members of Vertigro Algae Technologies LLC (“VAT”). See Note 3. VUI is a subsidiary of Valcent Products, Inc. (“Valcent”). On July 21, 2008, Valcent closed a private placement whereby it issued four secured, convertible promissory notes (the “Notes”) in the aggregate principal amount of $2,428,160 plus a 30% redemption fee, for a maximum redemption amount equal to $3,156,608. The Notes are secured by all or substantially all of Valcent’s assets and are guaranteed by each of Valcent’s subsidiaries, being VUI, Valcent Management LLC, Valcent Manufacturing Ltd., VAT, and Valcent EU Limited (collectively referred to as the “Subsidiaries”). At closing, Valcent and each of the Subsidiaries executed a Security Agreement and a Patent, Trademark and Copyright Security Agreement. Each of the Subsidiaries executed a Guaranty Agreement whereby each of the Subsidiaries jointly and severally agreed to guaranty Valcent’s obligations to the investors. However, in regards to VAT, its guaranty (and its corresponding obligations under the Security Agreement) is limited to the lesser of (i) the balance due under the Notes, which may be up to $3,156,608 or (ii) advances made by Valcent to VAT while the Notes are outstanding.

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Nine Months Ended
	August 31, 2008	August 31, 2007
Amortization of the discount resulting from the allocation to
warrants of proceeds from convertible notes	$-	$97,586
Amortization of the intrinsic value beneficial conversion feature
of the convertible notes	-	157,208
Amortization of deferred finance costs resulting from payment
of finders’ fees	-	128,043
	$-	$382,837

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

During the nine months ended August 31, 2008:

-

The Company entered into an agreement for consulting services which included as partial compensation 40,000 restricted common shares with a combined fair value of $31,600 which was expensed in the period;

-

In connection with a license technology agreement entered into by the Company’s subsidiary, Vertigro Algae Technologies LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period;

	-	1,000,000 unit purchase warrants with a fair value of $140,000 were issued and included in a private placement;

	-	In accordance with the terms of a consulting agreement, the Company agreed to issue 25,000 restricted common shares with a combined fair value of $6,750, which was expensed in the period.

-

The Company issued a total of 350,000 restricted common shares for consulting services with a combined fair value of $192,500 of which $76,340 was expensed during the period and $353,400 was recorded as deferred compensation.

During the nine months ended August 31, 2007:

	-	The Company issued 561,000 restricted common shares with fair value of $546,380 for prepaid consulting service agreements. Of this amount, $353,400 was expensed during the period.

10.	SEGMENTED INFORMATION

The Company’s operating segment is the development of renewable energy technologies.

Following are project development expenses by type of project:

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007

Emissions reduction - pipelines	$-	$22,198	$-	$151,323
Biodiesel feedstock pilot project	217,384	726,211	1,221,210	877,374
Biomass-fuelled steam generation	397,990	125,245	1,144,075	300,133
Other	64,861	44,607	172,234	195,437
	$680,235	$918,261	$2,537,519	$1,524,267

11.	SUBSEQUENT EVENTS

a)

On September 3, 2008 the Company granted a total of 35,000 stock options at an exercise price of $0.326. These options were subsequently exercised for total proceeds of $11,406 which was paid by way of forgiveness of amounts otherwise owing by the Company to the optionee.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

11.	SUBSEQUENT EVENTS (Continued)

b)

On October 1, 2008, the Company renegotiated the terms of the corporate finance consulting agreement described in note 8 ix). Under the terms of the modified agreement, the consultant will be paid $18,500 for services performed for the first three month period following May 16, 2008 and 25,000 restricted common shares for the second three month period following May 16, 2008. In addition, the Company has granted the consultant 20,000 options to acquire shares of the Company’s common stock at a price of $0.50 per share. Those options were subsequently exercised for total proceeds of $10,000 which was paid by way of forgiveness of $10,000 of the $18,500 otherwise owing by the Company to the consultant.

c)

On October 6, 2008, the Company entered into an agreement for the provision of legal and contract consultant services. Compensation under this agreement consists of 50,000 restricted common shares for services to be provided over the period from June 1, 2008 to December 31, 2008. The shares have now been issued. The agreement may be renewed for an additional six month term upon mutual consent of the parties.

	d)	On October 6, 2008 the Company issued 200,000 restricted common shares as additional compensation in connection with a three year consulting agreement entered into effective August 16, 2007.

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

     Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has been primarily focused on two areas: biodiesel feedstock production (“Vertigro Algae Technologies” or “VAT”); and biomass combustion to generate industrial process steam and electrical power (“Greensteam”).

  VAT is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) have continued development of a joint project to use algae as a source for biodiesel feedstock and other products.

  Greensteam uses a high thermal efficiency, low air emission technology to economically generate renewable steam from waste biomass, primarily wood and crop waste. The steam is to be sold under long term contract for industrial process heat and for electrical power co-generation.

     The Company has restructured its operations to focus on its commercial stage Global Greensteam business. To maximize working capital for its Greensteam projects, the Company agreed on September 26, 2008 to sell its 50% ownership in VAT to VUI.

     Under terms of the agreement, subject to closing within 60 days, the Company will receive $5 million, less advances made by Valcent on the Company’s behalf through July 31, 2008 pursuant to the LLC’s Operating Agreement (the “Cash Proceeds”), and 5,000,000 common shares of Valcent. Advances to be deducted from the $5 million are estimated to total $324,000, resulting in Cash Proceeds to the Company of approximately $4,676,000. Closing of the agreement is conditional on Valcent obtaining $10 million in a private offering, of which the Cash Proceeds amount is specifically earmarked for payment under the agreement. The Company will retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications.

Cash Requirements and Liquidity

     The Company has incurred a deficit of $21,596,734 from inception to August 31, 2008 and has no revenue. Its current lack of liquidity, if continued, will prevent the Company from moving ahead with its key projects and will create serious doubt regarding its ability to continue as a going concern. To August 31, 2008, the Company received short term loans totaling $1,759,301 from directors, officers, related parties, and another company. These loans are unsecured, are currently non-interest bearing, and have no specific terms of repayment. The future of the Company is dependent upon its ability to obtain ongoing financing and eventually, upon future profitable operations from the development and marketing of its projects.

     The Company plans to continue actively developing its Greensteam biomass combustion projects. It must obtain financing for the development and marketing of these projects through the issuance of common shares and / or the issuance of debt securities. It also plans to raise additional capital by selling interests in its Greensteam projects. No revenue is expected until mid-2009, from the first Greensteam unit, a quarter scale pilot unit which is to be constructed under the agreement signed March 31, 2008 with Aera Energy LLC, an oil and gas company in California (“Aera”). Capital costs and operating costs for testing of the pilot unit are estimated to total $5.7 million. The Aera contract is being modified whereby Aera will provide $3 million in refundable R&D towards these costs, to be repaid with interest, through reduced pricing of steam sales to Aera from the first commercial scale unit, starting in Q2 of 2010. The Company needs to raise the remaining $2.7 million in order to proceed with construction and testing of the pilot unit. As noted above, the Company expects to receive $5 million, less certain advances, from the sale of its 50% interest in VAT. However, at least $2.6 million of those proceeds will be required to eliminate our current debts, including payables and loans. In addition operating costs of approximately $230,000 per month are required on an ongoing basis.

     We need to obtain financing for each of the following:

1.

Funding required for in-house general and administrative expenditures for the final quarter of the fiscal year ending November 30, 2008 is estimated to be $820,000 and $3.2 million for the twelve months ending August 31, 2009. These estimates include our Vancouver corporate office, our Greensteam operations office in Bakersfield, California, and our South African subsidiary. The twelve month estimate includes $300,000 for pre-contract project development work for a new Greensteam project in South Africa.

2.

Under the terms of the agreement for the sale of our 50% interest in VAT, we have no further requirement to contribute a share of any costs for that project. The sale was a strategic decision by the Company, recognizing that its Greensteam projects were at a more advanced stage of commercialization than VAT. The Company believes that the probability of financing and successfully developing Greensteam is increased with that business being the total focus of the Company’s efforts.

3.

The first of our Greensteam units, the quarter scale pilot unit, on which we expect to commence construction as soon as project financing is in place, will require approximately $4.6 million of capital and a further $1.1 million for testing. This unit will allow complete proof of performance and emissions levels. We estimate that it will be possible to have this unit completed and operational within seven months of the start of construction. The average unit build cost for the total of ten full scale Greensteam units currently planned under the contract with Aera in California is $7 million. Construction of the full scale units is currently planned to occur from October, 2009 to June, 2011.

Two Greensteam projects in South Africa are in advanced stages of negotiation. If a contract is concluded, the first project is expected to commence in July, 2009. Capital costs required for this project are estimated at $28.8 million, of which $8.6 million will be required within the twelve months ending August 31, 2009, along with an estimated $300,000 of project development costs. The second project is expected to commence in October, 2009 with an estimated cost of $23.4 million. Based on discussions to date with financing sources in South Africa, the Company expects that the majority of financing for the South African projects will be made available through a combination of debt and project equity from within that country.

     We are pursuing a number of project and equity financing opportunities to address the forgoing requirements. We believe that our current Greensteam projects are particularly suitable for debt financing, having hard assets and a relatively short build time per unit, followed by immediate cash flow as each unit comes into production. The fact that our Greensteam subsidiary has now signed a definitive agreement with a major oil and gas company significantly increases, in our view, the likelihood of obtaining the required financing to commence construction of the pilot unit in California.

Results of Operations

Notable Balance Sheet changes from November 30, 2007 are as follows:

  Amounts receivable increased due to advances for short term funding assistance to a party engaged in connection with our Greensteam project.

  Prepaid expenses decreased as insurance premiums prepaid at November 30, 2007 were allocated to the current period.

  Accounts Payable increased primarily as a result of deferral of payments owing to Company officers, certain consultants, and a company owned by a significant shareholder, due to limited cash flow.

  Loans payable increase of $1,397,000 is comprised of short term loans from another company, Directors, Officers, a major shareholder and a company controlled by that shareholder, in response to immediate funding requirements.

  Additional Paid-In Capital (“APIC”) increased due to a share issuance in the current period with proceeds approximately $2 million in excess of par value, less a fair value estimate of $478,000 attributable to the warrant component of that same issuance, plus $454,000 attributable to Stock Based Compensation, $19,000 being the fair value of options granted on debt settlement, the exercise of options and warrants for proceeds approximately $107,000 in excess of par value, shares issued for consulting, having a value that was approximately $192,000 in excess of par value , and a reallocation to APIC of $114,000 related to the exercise of warrants and $1,912,000 related to the expiry of warrants.

  Shares To Be Issued resulted from 300,000 shares to be issued to a licensor of the technology utilized by Vertigro. Market value as of the date of the agreement was $0.55 resulting in value of $165,000. 40,000 shares (value of $31,600) and 25,000 shares (value of $6,750) are to be issued for consulting services. There were no comparable amounts at November 30, 2007.

Notable changes in results of operations are as follows:

  There were no finance charges in the nine months ended August 31, 2008 as all amounts related to those costs had been fully amortized by November 30, 2007.

  Professional fees decreased primarily due to approximately $70,000 in legal services incurred in 2007 with no comparable items in 2008, for example legal costs in connection with the acquisition of Greensteam.

  Project development expenses increased primarily due to the following: All costs related to Vertigro are being expensed ($1,221,000) this year whereas at August 31, 2007 only $877,000 was charged to project development, with other costs being capitalized. At November 30, 2007 the full amount was impaired and charged to operations but at August 31, 2007 that had not occurred. Greensteam project development activity has ramped up as the project has progressed, resulting in a period over period cost increase of $858,000. Pipeline emissions reduction project work in 2007 resulted in costs of $151,000 with no equivalent in 2008.

  Stock-based compensation decreased because the effective number of options vested in 2007 was 3,936,971 versus 904,644 in 2008. In addition, the weighted average fair value of vested options was slightly lower in 2008 at $0.72, versus $0.74 in 2007.

Milestones Planned for Q4 Fiscal Year 2008 and Fiscal Year 2009;

Financing, either through the issuance of common shares, project equity, and / or the issuance of debt securities is essential for the Company to be able to complete the following milestones. We do not currently having sufficient funds on hand to complete them.

1)	Biodiesel feedstock

Complete the sale of our 50% interest in Vertigro Algae technologies LLC to Valcent USA, Inc., our partner in this venture and owner of the other 50% interest.

2)	Greensteam

(a)

We are renegotiating the Aera Energy LLC contract to reduce the size of the pilot unit to 1/4 scale with Aera making an upfront investment in the pilot and expect to finalize the contract modification before the end of the current fiscal year.

(b)

The Greensteam Aera pilot unit is planned to be engineered, constructed, installed, tested and operational, generating first revenues in Q4 of fiscal 2009. The unit will require approximately $2.7 M of funding from the Company in addition to the Aera investment.

(c)

We expect to sign a contract with SAPPI in South Africa for the supply of steam for production purposes for one mill, fueled by the customer’s production biowaste materials, in Q4 of fiscal 2008. See Cash requirements and Liquidity, item 3 above.

(d)

We intend to continue project development on other Greensteam opportunities with the expectation of signing contracts or letters of intent on one or two additional projects, in South Africa and North American in fiscal 2009.

(e) We intend to file for Greensteam process patents in Q1 of fiscal 2009.

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

ITEM 6.     EXHIBITS.

      The following documents are included herein:

Exhibit No.	Document Description
10.1	Guaranty between Valcent USA, Inc. Valcent Manufacturing, Ltd., Valcent Management
LLC, Vertigro Algae Technologies LLC and Valcent Products EU Limited.

10.2	Security Agreement between Valcent Products Inc. (together with its subsidiaries, including
Vertigro Algae Technologies LLC) and Platinum Long Term Growth VI, LLC.

10.3	Patent, Trademark and Copyright Security Agreement with Valcent Products, Inc., Valcent
USA Inc., Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae
Technologies LLC, Valcent Products EU Limited and Platinum Long Term Growth VI,
LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Financial Officer.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of October, 2008.

GLOBAL GREEN SOLUTIONS INC.

BY:   J. DOUGLAS FRATER
         J. Douglas Frater, President and Principal
         Executive Officer

BY:   ARNOLD HUGHES
         Arnold Hughes, Principal Accounting Officer,
         Principal Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Guaranty between Valcent USA, Inc. Valcent Manufacturing, Ltd., Valcent Management
LLC, Vertigro Algae Technologies LLC and Valcent Products EU Limited.

10.2	Security Agreement between Valcent Products Inc. (together with its subsidiaries, including
Vertigro Algae Technologies LLC) and Platinum Long Term Growth VI, LLC.

10.3	Patent, Trademark and Copyright Security Agreement with Valcent Products, Inc., Valcent
USA Inc., Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae
Technologies LLC, Valcent Products EU Limited and Platinum Long Term Growth VI,
LLC.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Executive Officer.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief
Financial Officer.