Form 10-K
period 2008-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2009-03-16
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51198

Global Green Solutions Inc.

Nevada	20-8616221
State of incorporation	(IRS Employer Identification No.)

789 West Pender Street
Suite 1010
Vancouver, British Columbia
Canada V6C 1H2

(604) 408-0153

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]   NO [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]   NO [✓]

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ü]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer                                           [   ]                                           Accelerated filer                                                       [   ]
Non-accelerated filer                                             [   ]                                           Smaller reporting company                                     [ü]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [ü]

As of May 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,465,422 based on the closing sale price reported on the OTCBB. As of February 24, 2009 there were 44,801,599 shares of common stock outstanding. An additional 20,000,000 common shares were held in escrow. Under the terms of the escrow agreement, neither the registrant nor the beneficial holder of the shares can exercise voting or dispositive power in connection with the shares while they are in escrow.

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

PART I

Item 1.     Business.

Background

We were incorporated June 10, 2003 in the State of Nevada, USA as High Grade Mining Corporation. By way of shareholder approval, effective March 31, 2006, we changed our name to Global Green Solutions Inc. to reflect our change of business focus to the development and implementation of renewable energy and greenhouse gas reduction technology. Since 2005 our operations have focused on projects in the development of renewable energy technologies, specifically:

-	“Greensteam” systems which combust wood and agricultural waste biomass as an alternative to fossil fuel, to generate steam for industrial processes or for the generation of electrical power
-
Vertical, closed loop growing systems for the cultivation of algae biomass to produce biofuel feedstock and other products (“Vertigro”). Our 50% share of this project has been conditionally sold to our project partner, Valcent USA Inc., however we will retain rights for the commercial deployment of Vertigro technology when integrated with Greensteam projects and specific biomass power generation applications.

-	Greenhouse gas emissions reduction in the high pressure natural gas transportation industry in developing countries. We are not continuing efforts in this area.
-
Carbon credit generation from the above mentioned processes. We will seek opportunities for the generation of carbon credits when those can be developed in conjunction with our Greensteam and Vertigro projects.

Subsidiaries

We have the following subsidiary corporations (percentage ownership is shown for each):

·	Global Greensteam LLC, a California corporation (“Greensteam”) (100%);
·	Global Green Solutions Pty Ltd., a South African corporation (“PTY”) (60%);
·	Global Green Solutions Ltd, a United Kingdom corporation (“LTD”) (100%);
·	Greensteam Development Inc. (100%) and Greensteam Energy LLC (100%), both Delaware corporations; and
·	Florida Greensteam Equine Energy LLC, a Florida corporation (51%).

We conduct a portion of our operations through some of these subsidiaries. Greensteam is developing its Greensteam technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.  PTY is actively marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects.  LTD currently has no operations or activity other than through its holding in PTY.  Greensteam Development Inc., Greensteam Energy LLC and Florida Greensteam Equine Energy LLC are inactive.

Business Operations

Algae Biofuel Project – “Vertigro”

On October 2, 2006 we entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, as amended June 25, 2007, we agreed with Valcent to jointly participate in the development of a patent pending, vertical growing system to produce biofuel feedstock while sequestering CO2 by growing certain algae. The amended agreement was to be the basis for a definitive contract between us and Valcent, and the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology is being completed in El Paso, Texas. The first phase of the pilot project operations commenced in the fourth quarter of 2007. That phase included testing of various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields. The pilot project facility is on a six acre property located at 401 West Vinton Road, Anthony, Texas 79821. Title to the property is held by Valcent Manufacturing Ltd., a subsidiary of Valcent Products Inc., which is also the parent of Valcent USA Inc, our project partner.

The agreement in place at November 30, 2007 required us to contribute up to $3 million to cover the estimated cost of the pilot plant, with any further costs to be shared 50/50 with Valcent. To November 30, 2008, we had contributed that first $3 million, plus a further $2 million as our portion of shared costs, of which $1.5 million was paid and $0.5 million was accrued. The method of recovering our $3 million initial startup loan capital was to be determined in the final, definitive agreement.  Costs incurred to November 30, 2007 in connection with the advances made by us, have been for (i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; (iv) ongoing development and (v) general and administrative expenses.

In May, 2008, we formalized an agreement with Valcent to continue the development of the project through Vertigro Algae Technologies, LLC (“Vertigro”) of which we and Valcent USA, Inc. (a subsidiary of Valcent) (“VUI”) each own 50 percent. Under that agreement, we are to receive $3 million on a priority basis from the net cash flow of Vertigro. We are to receive 70% of any such net cash flow until we have received $3 million in excess of our percentage interest of such cash flow. In connection with a license technology agreement entered into by Vertigro, we agreed to issue 300,000 of our restricted common shares with a combined fair value of $165,000 as our share of a one-time license fee. The amount was expensed during the year ended November 30, 2008 as part of project development costs.

In 2008, we restructured our operations to focus entirely on our commercial stage Global Greensteam business. In order to maximize working capital for our Greensteam projects, on September 26, 2008, we concluded an agreement (the “Agreement”) with VUI to sell our 50% ownership in Vertigro to VUI.  We will retain rights for the commercial deployment of Vertigro technology when integrated with Greensteam projects and specific biomass power generation applications.  Under terms of the Agreement, originally subject to closing within 60 days (subsequently amended to 180 days), we will receive $5 million, less advances made by Valcent on our behalf through July 31, 2008 pursuant to Vertigro’s operating agreement (the “Cash Proceeds”), and 5,000,000 common shares of Valcent.  Advances to be deducted from the $5 million are estimated to total $324,000, resulting in cash proceeds to us of approximately $4,676,000.

Closing of the Agreement is conditional however on Valcent obtaining $10 million in a private offering, of which the cash proceeds amount is specifically earmarked for payment under the Agreement.  As the closing of the Agreement has not yet occurred, our full share of Vertigro costs to November 30, 2008 has been charged to project development costs in the current year. Expenditures incurred in connection with the biofuel feedstock project during the year ended November 30, 2008 totaled $1,192,317 (2007: $1,110,670). We are currently reviewing our options in the event that the Agreement is not completed; however our plan in that event has not yet been finalized.

Waste Biomass Fuelled Steam Generation Projects – “Greensteam”

On February 20, 2007 we completed an acquisition agreement for Greensteam Development Inc., which resulted in Global Greensteam LLC (“Greensteam”), a venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications.  Our interest in the new venture initially was 57%, with the other two companies holding 38% and 5% respectively. Our ownership interest increased to 95% in December, 2007 and 100% in April, 2008 when it acquired first the 38% and then the 5% held by the two other companies. Preliminary engineering and design work for the Greensteam process and full scale commercial units was completed in August, 2008. We are now completing the detailed design work for the Greensteam demonstration unit. That process is expected to be completed in Q2 of 2009.

Greensteam is developing and marketing process technology to convert biomass (primarily wood and crop waste) to low-cost steam. Utilizing Greensteam process technology provides steam at less cost than if it was produced with natural gas. The steam can be used for industrial purposes or to generate electrical power. The process technology promises high thermal conversion efficiency and extremely low Nitrogen Oxides emissions, and can utilize a wide range of waste biomass streams from urban wastes to manures. One contract is in the early commercial stage in the United States and other project opportunities are being developed in South Africa.

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company on March 31, 2008 and a First Amendment to the Program Agreement, effective November 6, 2008. (the “Amendment”).  The Program Agreement provides for a demonstration unit which will use Greensteam’s waste-to-steam technology to burn waste biomass to create steam, to be built in an Aera oilfield. Upon successful operation of the demonstration unit, the Program Agreement provides that up to ten commercial scale units could be built. Each of these units will consume about 75 thousand tons of biomass per year and generating 80 MMBTU per hour. Aera will use the steam in its enhanced oil recovery operations, shutting down an equivalent amount of natural gas fired steam generation capability.

The demonstration unit will be approximately one-quarter the size of the commercial scale units and is expected to cost approximately $5.5 million.  Under the terms of the Amendment, up to $3 million of this cost will be contributed by Aera.  That amount is to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units.  Depending on the completion date of the first commercial scale project, the amount of the discount ranges from $3.9 million to $5 million.  To November 30, 2008, no funds had been advanced from Aera under the terms of the Amendment.  Subsequent to November 30, 2008, Greensteam has made funding requests to Aera totaling $228,945, of which $163,267 has been received.

If the test unit fails to meet its specified test requirements as defined in the Amendment, then we are required to pay to Aera an early termination fee (“ETF”) of $3.9 million  If the specified test requirements are met, the full scale emissions permit is received, and funding is obtained for a commercial full scale project, but Greensteam fails to implement the full scale period project(s), then we are required to pay to Aera an ETF of $3.9 million. If the demonstration unit is completed, it meets the specified test requirements, but the full scale emissions permit cannot be obtained or the first commercial full scale project cannot be funded, then we will be required to pay to Aera an ETF of $1.5 million.

In accordance with the terms of the amendment agreement with Aera, we issued twenty million restricted common shares, with Aera’s name as beneficial owner, to be held in escrow.  The shares, or some portion of the shares, will only be released to Aera if Global Greensteam LLC fails to pay the ETF on a timely basis,, should it be required, and Aera exercises its option in those circumstances to take possession of the shares. The amendment agreement and the escrow agreement provide for the eventual return to us of all of the shares placed in escrow in the event that no ETF is required.

Under the terms of the escrow agreement, neither we nor Aera have voting or dispositive powers for the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented or in the determination of the weighted average number of shares outstanding.

Expenditures incurred in the year ended November 30, 2008 in connection with the steam generation project totaled $1,673,131 (2007: $717,895) and were charged to project development costs.

Business Development, Sales and Marketing

We utilize a global network of contacts to identify business opportunities and participate in conferences and exhibitions related to renewable energy, biofuels and carbon credit trading, leading to engagement with interested parties and potential customers. The strategic and geographical focus of the business is in the United States, Europe, and Southern Africa. Business development, sales and marketing is managed from our offices in Vancouver, San Diego, New York, Brussels and South Africa. Our website also provides a broad range of information about us to potential customers.

Competitive Business Conditions

We participate in the rapidly growing “Green Energy” market. Market growth is driven by international, national, and local regulatory policy as well as business and consumer preference. Management anticipates this market growth phase will last for at least 10 years.

We are specifically focused on developing renewable biofuel from algae, and on developing renewable steam from waste biomass. The market environment and competition in each of these areas is different. See the discussion above regarding the pending, conditional sale of our 50% interest in Vertigro Algae Technologies, LLC, which must be considered when reading the following discussion of our algae biofuel project.

We are engaged in a development program to grow algae and convert it to renewable biofuel, while also producing certain byproducts of commercial value. To date, that has included testing of various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields. Other companies have technologies under development which are focused on the same objective. Many of these are associated with or started at universities. There are also other companies engaged in programs designed to produce alternative energy such as ethanol from waste cellulosic sources such as crop residues. We believe the market is large enough to accommodate many successful competitors and diverse approaches.  We also believe that our ability to compete will be contingent on our process achieving unit production costs supporting the switch from non-renewable fossil fuels.

Algae has recently gained considerable attention as a plant source for liquid fuels and has certain advantages over other sources. Our process grows algae using small amounts of water, small amounts of nutrients, large quantities of sunlight, and does not compete for arable land with food crops. Some algae contain a high percentage of oil and the laboratory results achieved by our pilot project in El Paso, Texas show promising yields of biomass per acre compared to other plants.

We are engaged in Greensteam project developments around an evolutionary technology process developed by Global Green Solutions Inc. which produces renewable energy from waste biomass as either steam or electricity. Numerous companies are pursuing similar applications, some with significant name recognition and much larger access to capital resources. Although management believes our technology is unique, there are also other proven technologies for converting waste biomass into energy, such as fluidized bed combustion, and other emerging technologies such as gasification. We believe that our ability to compete will be based on our Greensteam technology having cost and performance advantages in efficiently combusting difficult waste biomass fuel at low emissions in small to medium applications.

Our business model for Greensteam is to build, own and operate plants producing steam and/or electricity sold under long term contract to industrial or electric utility customers. We have secured a large steam sale contract with Aera Energy LLC in California to replace natural gas fired steam with waste biomass fired steam for downhole injection. The demonstration unit which will be the initial component of this project and which is expected to be completed by Q4 of 2009 will be our first steam plant. The project will use local agricultural waste as fuel, eliminating a local environmental issue. We are engaged in negotiations with other large industrial customers including Sappi in South Africa. Our Greensteam steam generators will be located on land supplied by the customer(s) who will be purchasing the steam or electricity.

Raw materials and principal suppliers

Our algae to biofuel pilot plant and the eventual commercialized versions of such a facility do not require raw materials other than those that are relatively generic and readily available from a wide variety of suppliers, not just within the United States where the pilot plant is under construction (in El Paso, Texas) but internationally as well. We are not dependent on any specific supplier. All costs related to this plant have been expensed in our financial statements; therefore no related plant or equipment asset is recorded in those statements.

Our Greensteam technology also uses generic raw materials available from a variety of suppliers. The design and engineering work is overseen by core team that is highly experienced in the generation and application of steam in industrial, primarily oil and gas, operations. Engineering consulting firms engaged by our team in Bakersfield include firms such as Processes Unlimited International, PCL Industrial Services, Inc., and Innovative Engineering Services, Inc., which provide us with the level of expertise necessary for a project in this sector. The project will be fabricated and constructed using Bakersfield-area contractors.

The Greensteam technology is fueled by waste biomass. The first project in Bakersfield is designed to utilize primarily wood and crop waste, which is available in very large amounts from wide-spread agricultural operations in Kern County. Prior to recent, increasingly stringent air quality regulations, much of this waste was disposed of by open air burning. That is no longer permitted and our Greensteam project provides an acceptable method of utilizing the waste products.

Customer Base

We have an agreement with Aera Energy LLC (“Aera”) to construct a quarter scale Greensteam pilot project near Bakersfield, California. See a description of the terms and status of this contract above, in Waste Biomass Fuelled Steam Generation Projects – “Greensteam”. If the pilot unit is completed and meets the test requirements as specified in the agreement, if we obtain the full scale emissions permit, and we obtain project funding, the agreement provides for us to construct up to ten full scale units at the same location and to sell the steam produced to Aera. The steam would be utilized in Aera’s enhanced oil recovery operations, replacing steam currently generated by natural gas fired units.

In February, 2008, we signed a letter of agreement with Sappi Limited (“Sappi”), a leading producer of pulp and paper worldwide to install a Greensteam system at Sappi’s Usutu pulp mill in Swaziland, Southern Africa, subject to completion of a successful feasibility study which was completed. Progress has been slowed by a forest fire in the area serving the mill, so while the term of the letter of agreement ended in July, 2008, discussions are continuing with Sappi,

Letters of agreement were signed in 2007 with initial strategic biodiesel production customers / partners in the Europe (SGC Energia) and South Africa for the first operational biofuel feedstock facilities. Until we have determined the outcome of the conditional sale of our 50% interest in Vertigro, our expectations of that business and its potential customer base can not be meaningfully set. Each agreement is evergreen, other than in the event of insolvency or bankruptcy of one of the parties, a voluntary wind-up of any related venture, or a terminal default by one of the parties.

We have not generated any revenues from our operations to date. First revenues are expected to be from the Aera project, starting in late 2009 from the pilot unit. We will be dependent initially on a few major customers to grow our business. While our objective will be to broaden that customer base as soon as is practicable, we need to ensure the success of our initial Greensteam project in order to have a solid basis on which to proceed.

Patents, Licenses and Trademarks

Vertigro Algae Technologies, LLC which is the joint venture owned 50% by us, now holds an exclusive license to develop, manufacture, commercialize and market on a world wide basis a patent pending system to produce biofuel feedstock by growing certain algae, subject to a royalty based on gross revenue developed from the technology. The license is ongoing, subject to the licensee maintaining all provisions of the license agreement.

In April, 2008, we acquired the remaining 5% of Global Greensteam LLC which, until then, was held by the Onix Corporation. Under the terms of the agreement, GGRN also obtained the technology rights to manufacture the Onix cyclonic burners and dryers to be utilized in Greensteam projects.

Government approval of principal products or services and government regulations

No specific approval is required for our products (which for Greensteam will be steam or electricity generated with steam, and for Vertigro will be algae based biofuel feedstock and related byproducts) or services other than: i) permit approval from local air quality control boards for our Greensteam generators and, ii) ensuring that our Vertigro algae to biofuel plants and Greensteam biomass fuelled steam generators will be constructed in suitably zoned locations. We have been granted an experimental permit by the Air Pollution Control District where we intend to locate our first Greensteam unit in Bakersfield, California. That permit allows us to experiment and prove our emissions levels using the pending quarter scale pilot project.  We will apply to permit our full scale commercial units planned for that location in the first half of 2009. The full permit process will take a minimum of five months and we expect that to be completed by late 2009.

We are not aware of any existing or probable government regulations that would negatively impact on our operations. Our Greensteam Aera project will effectively address a key Central Valley agricultural waste disposal issue. The feedstock for the project will be waste agricultural biomass located in proximity to the project. Effective in 2007, the San Joaquin Valley Air Pollution Control District passed a rule (Rule 4103, as amended most recently on May 17, 2007) prohibiting the open burning of tree crop biomass. Tree crop farmers are now required to contract their harvesting, pruning and tree removal services through an existing infrastructure of chipper and grinder companies to either chip the biomass back into the fields, or, to deliver the material to a local biomass facility. Plowing material into the fields is inconsistent with the migration to more water efficient drip irrigation, and there is no market for the additional biomass. Rule 4103 has already created a surplus of waste biomass in the Valley.

Based on our test results, the extremely low Greensteam Nitrogen Oxides emissions are expected to set a new standard for best available control technology for biomass combustion. This will enable projects to be located in non-attainment or near metropolitan areas of California or elsewhere in the U.S. In recognition of this, an experimental permit has been issued by the San Joaquin Valley APCD. Greensteam projects substitute waste biomass for fossil fuels, and hence reduce greenhouse gas emissions. The Aera project will be one of the first and largest greenhouse gas emission reduction projects under AB-32, reducing greenhouse gas by more than 1000 tons CO2 equivalent per day.

Development and Commercialization

The development related to our algae to biofuel feedstock technology is based in El Paso, Texas at a purpose built 6 acre site providing for a laboratory, offices, and development plant. By entering in to an agreement with Valcent Products Inc., we partnered in to a fairly advanced stage of development. Costs to date have been primarily for i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; (iv)

ongoing development work; and (v) general and administrative expenses. All costs related to this plant have been expensed in our financial statements; therefore no related plant or equipment asset is recorded in those statements. Project development costs were approximately $2,468,000 to the end of November, 2008, with $1,357,000 being incurred in 2008 and $1,111,000 in 2007. A further $2,718,000 that had been recorded as project equipment or facilities was impaired at the end of our 2007 fiscal year and charged to operations.

The development of the “Greensteam” waste biomass combustion to steam and power generation technology is based in Bakersfield, California. We are conducting design and engineering of the project through Global Greensteam LLC, with most of that work being incorporated into the demonstration unit, from which steam is to be delivered to a major California oil and gas production company, targeted to occur in Q3 of 2009. Project development costs, the majority of which was for design and engineering work, were approximately $2,391,000 to the end of November, 2008, with $1,673,000 being incurred in 2008 and $718,000 in 2007.

Cost of compliance with environmental laws

Our Greensteam project operations are located in Bakersfield, California and our Vertigro project is located in El Paso, Texas. To the best of our knowledge, we are in compliance with all environmental laws in those jurisdictions.  Our costs specific to complying with environmental laws relate to emissions testing of our Greensteam steam generators. To date, we have spent approximately $140,000 on emissions testing and obtained an experimental emissions permit which will allow us to operate and test our Greensteam pilot project. The results of that testing will be used in application for a full scale emissions permit which will be required in order to operate the commercial scale units that are planned to be constructed under our agreement with Aera Energy LLC.

Employees - Human Resources

We will continue to expand our human resources to support our business and technology development, sales and marketing objectives, operations and after sales support services. With the exception of a Control Systems Manager for our Greensteam project, none of our personnel are currently employees and all work done to date has been accomplished through independent contractors and consultants.

We expect to add up to 10 employees during the next 12 months, in California for the Aera project. We expect that the complete project will create 20 direct full-time skilled labor / supervisory positions and 5 business and technical management positions. We expect it to create 25 positions in biomass supply. We expect California will become our headquarters and center of excellence for biomass renewable energy, employing 10-20 highly compensated engineers and technicians to design and provide operational support to similar projects which will be located in other parts of the U.S. and exported. All Greensteam project operations will be remotely monitored from California.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information required under this item.

Item 2.    Properties.

We do not own any property other than computer equipment and office equipment.

Item 3.    Legal Proceedings.

We are not presently a party to any pending legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of our 2008 fiscal year, there were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol GGRN. A summary of trading by quarter for the 2008 and 2007 fiscal years is as follows:

		High Bid	Low Bid
2008
	Fourth Quarter 09-01-08 to 11-30-08	$0.37	$0.03
	Third Quarter 06-01-08 to 08-31-08	$0.72	$0.23
	Second Quarter 3-01-08 to 05-31-08	$0.79	$0.52
	First Quarter 12-01-07 to 02-29-08	$0.90	$0.65
2007
	Fourth Quarter 09-01-07 to 11-30-07	$1.10	$0.65
	Third Quarter 06-01-07 to 08-31-07	$1.08	$0.80
	Second Quarter 3-01-07 to 05-31-07	$1.29	$1.04
	First Quarter 12-01-06 to 02-28-07	$1.30	$0.94

 These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  As of November 30, 2008, we had 90 holders of record and 212 active certificates of our common stock.

Dividends

We have not declared any cash dividends, nor do we have any plans to do so. Management anticipates that, for the foreseeable future, all available cash will be needed to fund our operations.

On December 13, 2005, we paid a stock dividend of three additional shares of common stock for each one share of common stock outstanding.  After the stock dividend was paid, there were 24,080,000 shares of common stock outstanding.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Securities authorized for issuance under equity compensation plans

We have had two equity compensation plans under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 and 2007 Nonqualified Stock Option Plans.  Both plans provided for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options.

The first of our two equity compensation plans was filed with the SEC April 4, 2005 (SEC file no. 333-123826) and registered 10,000,000 shares of common stock for sale thereunder. On March 23, 2006, the plan was amended and the number of shares to be issued thereunder was reduced to 5,000,000 shares.  As of the date of this filing, 5,000,000 options have been granted and no options to acquire shares of common stock remain available for future issuance under this plan.

The second plan was filed with the SEC on January 26, 2007 (SEC file no. 333-140233) and registered 10,000,000 shares of common stock for sale thereunder. As of February 27, 2009, 4,249,850 options have been granted and 5,750,150 options to acquire shares of common stock remain available for future issuance under this plan.

Both plans provided for the issuance of options to employees, directors, officers and/or others persons providing certain services to our Company. A total of 412,350 options have been exercised; 1,975,000 options have expired, unexercised; and 12,500 options were cancelled under the terms of a specific option grant.

Equity Compensation Plan Information

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:	None	$0.00	None
Equity compensation plans not approved by securities holders:	6,850,000	$0.55	5,750,150

Item 6.    Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

November 30, 2008 compared to November 30, 2007

Accounts payable and accrued liabilities increased nearly two and a half times over the prior year amount, due to a higher level of Greensteam project activity and delays in payments, resulting from limited cash flow. Cash flows from financing activities were down by 25% year over year as market conditions made it extremely difficult to raise money. 45% of those cash flows from financing activities were through loan advances, compared to only 7% in the prior year. Loans at the current year end are primarily from a combination of directors, officers, related parties, and companies controlled by related parties.

Finance charges decreased to almost nil due to a combination of the following:
o	The discount resulting from an allocation to warrants of proceeds from convertible notes was fully amortized in 2007 ($98K) vs nil in 2008
o	Deferred finance costs resulting from payment of certain fees was fully amortized in 2007 ($128K), vs nil in 2008.
o	Certain amounts related to the pre-2008 convertible notes were fully amortized in 2007 ($157K) vs ($1K) in. 2008 for a new convertible note.

Project development costs increased approximately 44% over the prior year as project development activity ramped up significantly in connection with our Greensteam project in California ($1.7M in 2008 vs. $0.7M in 2007).

Stock-based compensation expense (“SBC”) decreased by approximately $3 million in 2008. In 2006, 7,725,000 options were granted and the bulk of the related cost was expensed to SBC in 2006 and 2007. $2,687K was expensed to SBC in 2007 and $324K was expensed to SBC in 2008. In 2007, 1,640,000 stock options were granted, with $974K being expensed to SBC in 2007 and $223K to SBC in 2008. In 2008, 999,850 stock options were granted, with $190K being expensed to SBC.

November 30, 2007 compared to November 30, 2006

Cash decreased significantly as our operating expenses, including the impaired advances for our Vertigro pilot project, exceeded cash flows from financing activities.

Prepaid expenses increased significantly due to the addition of a range of insurance coverages, mch of which was prepaid at November 30, 2007.

Deferred financing costs were fully amortized in the 2007 fiscal year, leaving a nil balance at November 30, 2007.

Accounts payable increased due to a higher level of activity, year over year, on our Vertigro project.

Convertible notes decreased to nil as all such notes were converted before the end of the 2007 fiscal year.

Loan payable increased due to financing assistance provided by Valcent Products Inc., our Vertigro project partner. The loan was repaid in full on December 17, 2007.

Consulting fees increased mainly due to the following: fair value of shares and options issued for consulting services; an increase in the monthly fee and the number of months over the prior year paid to three of our officers; and increased costs for our South Africa marketing and business development efforts.

Finance charges decreased primarily due to the average balance of convertible debt being lower in 2007 than 2006 due to ongoing conversions.

Office and sundry increased mainly due to increases in rent, insurance and communications, all related to an overall increase in business activity.

Professional fees increased mainly due to additional accounting expense, internal and external, resulting from an increased volume and complexity of accounting and bookkeeping.

Project development expense increased mainly due to: Vertigro project costs in 2007 of $1.1 million versus Nil in 2006 (when they were recorded as advances); Greensteam project costs of $0.7 million in 2007 versus Nil in 2006; pipeline emissions reduction project costs decreasing by approximately $0.4 million as our efforts in that area decreased.

The increase in stock-based compensation expense was due to a combination of the specific vesting provisions of options in the current and prior years; and the relative fair value of grants in each period, which varies from grant to grant as a function of number, exercise price, market price and certain other factors.

Impairment of advances for pilot project: The preliminary carrying value of the advances at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the Vertigro project and so, was charged to operations.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.
o	We estimate that our funding requirement for general and administrative expenditures and business development through December 31, 2009 will total approximately $1.3 million.
o	We estimate that our Greensteam pilot project will require approximately $2.5 million from us through December 31, 2009.
o
$3 million is being contributed to the pilot project costs over the same period by Aera Energy LLC. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the first commercial scale unit.

o
We estimate that the full scale, commercial units that are the revenue producing components of the Aera project will require approximately $1.2 million from us in pre-construction expenditures through December 31, 2009.

o
Construction of the first of up to 10 full scale commercial units is planned to start in Q1, 2010. Capital costs for the full scale project are estimated to be $23 million in 2010 and $54 million in 2011. Project funding efforts are underway but no funding is currently in place for the full scale project.

o
Our share of costs for our algae biofuel project can not reasonably be determined until we are certain as to the outcome of the conditional sale of our 50% interest in the venture, as described in Item 1.

We are still a development stage company and have no cash flows from operations. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources. We will have a serious liquidity issue until major funding is obtained, sufficient to cover project capital costs and ongoing corporate operating expenses. First cash flows will be achieved when the first commercial scale Greensteam unit is completed and producing revenue, which is expected to be in Q4 of 2010. We are pursuing funding initiatives through a variety of sources.

We believe that our Greensteam business will be suitable for debt based financing, having hard assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. Our expectation is that the full scale project will be primarily funded by a combination of debt and project equity rather than equity in Global Green Solutions Inc.

The resolution of the conditional sale of our 50% interest in Vertigro Algae Technologies, LLC will either provide us with an immediate infusion of cash (if completed), or the potential for ongoing operating costs that are difficult to forecast at this time (if not completed).

Effect of Current Economic Conditions

The recent decrease in the price of fossil fuels is a potential negative factor in regard to how investors may view both our Vertigro and Greensteam projects. With Greensteam, our expectation is that when we will be selling any significant volumes of steam in approximately two years, the price of fossil fuels will have rebounded and the economics of the project will be very favorable. With Vertigro, other factors work to offset the price comparison with fossil fuels. Those include the increasing pressure to reduce dependency on fossil fuels, for a variety of political, security and environmental reasons. The current downturn in the economy is a benefit to us in connection with potentially lower construction costs, for our Greensteam demonstration unit and possibly for our first full scale commercial unit, on which we expect to start construction in 2010. The overall tightness of capital is a problem with respect to generating major project funding. Both Vertigro and Greensteam are capital intensive projects. We believe that emerging policy support for pricing and capital in the US through government economic recovery initiatives, e.g. the Federal government’s “stimulus package” may benefit the renewable energy sector in general and possibly our projects.

Industry Trends

There is increasing global interest in converting waste biomass to energy.  In industrial applications, this is driven by the business need for energy efficiency, and greenhouse gas emissions reduction. In utility applications, this is driven by Renewable Portfolio Standards (RPS) regulations mandating that a percentage of electricity is supplied from renewable sources. In the U.S. these are currently at the state level, but there is growing expectation the new administration will make them national.

There is a noticeably greater number of companies engaged in the development of algae based biofuels as compared to when we first started the Vertigro development. This is reflective of an increasing interest in biofuels in general and in algae based biofuels in particular. Algae is increasingly seen as having fewer disadvantages compared to other raw materials for biofuel. There is more questioning of current biofuels such as ethanol and other crop based products in connection with their much higher use of arable land, water, and lower percentage of lipids (oils) compared to algae. It has been suggested that microalgal biofuels could replace over 70 billion liters of hydrocarbon based fuels for road transport and aviation use worldwide by 2030, translating to 12% of annual global jet fuel consumption, or 6% of road transport diesel. A number of major airlines have recently engaged in test flights using biofuel or biofuel blended with normal aircraft fuel. These included a test flight by Continental Airlines of a Boeing 737-800 fuelled by a mixture of biofuel derived from algae.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Global Green Solutions Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Green Solutions Inc. (a development stage company) as of November 30, 2008 and 2007, and the related consolidated statements of operations and cash flows for each of the two years in the period ended November 30, 2008, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2008, and stockholders’ equity (deficiency) for the cumulative period from June 10, 2003 (date of inception) to November 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2008, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2008, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative operating cash flows, has a stockholders’ deficiency and is dependent upon obtaining adequate financing to fulfil its development activities.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                    “Morgan & Company”

February 27, 2009                                             Chartered Accountants

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2008	2007

ASSETS

Current
Cash	$81,376	$11,779
Amounts receivable	75,777	70,640
Prepaid expenses	8,408	152,597
	165,561	235,016
Equipment (Note 4)	21,955	40,929

	$187,516	$275,945

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,299,234	$542,900
Convertible note, net of discount of $28,727 (Note 5)	71,273	-
Loans payable (Note 6)	2,162,142	362,058
	3,532,649	904,958
Minority Interest	-	4,714
	3,532,649	909,672
Commitments And Contractual Obligations (Note 10)
Subsequent Events (Note 14)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 8)
Authorized:
100,000,000 common shares, par value $0.00001 per share
Issued and outstanding:
44,801,599 common shares at November 30, 2008	448	402
40,248,808 common shares at November 30, 2007

Additional Paid-In Capital	19,072,887	14,548,580
Shares To Be Issued (Notes 3 and 10)	220,600	-
Warrants	736,300	2,341,150
Deferred Compensation	(457,150)	(609,400)
Deficit Accumulated During The Development Stage	(22,918,218)	(16,914,459)
	(3,345,133)	(633,727)

	$187,516	$275,945

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2008	2007	2008

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	1,215,794	1,194,028	2,851,585
Finance charges	685	382,837	2,020,269
Interest and bank charges	57,448	30,404	149,097
Office and sundry	461,961	620,648	1,254,176
Professional fees	206,519	262,877	711,560
Project development costs	3,200,477	2,223,053	6,070,428
Stock-based compensation	737,355	3,791,738	7,014,693
	5,880,239	8,505,585	20,071,808

Operating Loss, before other income (expense) and minority interest	(5,880,239)	(8,505,585)	(20,071,808)

Other Income (Expense)
Impairment of advances (Note 3)	(119,000)	(2,718,160)	(2,837,160)
Impairment of intangibles	-	(357,100)	(357,100)
Interest income	-	30,772	59,005

Loss Before Minority Interest	(5,999,239)	(11,550,073)	(23,207,063)

Minority Interest In Operations Of Consolidated Subsidiaries	(4,520)	293,365	288,845

Net Loss	$(6,003,759)	$(11,256,708)	$(22,918,218)

Basic And Diluted Loss Per Common Share	$(0.14)	$(0.31)

Weighted Average Number Of Common Shares Outstanding	43,875,475	36,572,181

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2008	2007	2008

Cash Flows (Used In) Provided by: Operating Activities
Net loss for the period	$(6,003,759)	$(11,256,708)	$(22,918,218)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	26,994	12,982	41,121
Minority interest in operations of consolidated subsidiaries	4,520	(293,365)	(288,845)
Non-cash finance charges	685	382,837	2,020,269
Stock-based compensation	737,355	3,791,738	7,014,693
Non-cash consulting services	214,650	402,380	737,030
Non-cash license fee	165,000	-	165,000
Non-cash settlement	19,300	-	19,300
Accrued interest	42,723	18,533	118,001
Impairment of intangible assets	-	357,100	357,100
Impairment of advances	119,000	2,718,160	2,837,160
Changes to operating assets and liabilities:
Amounts receivable	(138,257)	(51,143)	(194,777)
Prepaid expenses	144,189	(139,474)	(8,408)
Accounts payable and accrued liabilities	733,480	331,542	1,276,380
	(3,934,120)	(3,725,418)	(8,824,194)
Investing Activities
Acquisition of equipment and intangible asset	(8,020)	(44,342)	(63,176)
Pilot project facilities and equipment	-	(2,324,889)	(2,718,160)
	(8,020)	(2,369,231)	(2,781,336)
Financing Activities
Issue of share capital, net of issuance costs	2,106,936	4,908,602	7,907,588
Net proceeds from convertible notes	100,000	-	1,525,000
Advances from minority interest	4,886	87,459	92,345
Loan advances - net	1,799,915	362,058	2,161,973
	4,011,737	5,358,119	11,686,906

Increase (Decrease) In Cash	69,597	(736,530)	81,376
Cash, Beginning Of Period	11,779	748,309	-

Cash, End Of Period	$81,376	$11,779	$81,376

Supplemental Information
Cash activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing And Financing Activities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Shares issued for cash at $0.00001 – June 3, 2003	20,000,000	$200	$(150)	$-	$-	$-	$-	$50
Net loss for the period	-	-	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)	-	-	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	-	-	38,500
Net loss for the year	-	-	-	-	-	-	(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500	-	-	(35,792)	2,758

Shares issued for cash at $0.10 – January 5, 2005	4,080,000	40	101,960	(38,500)	-	-	-	63,500
Net loss for the year	-	-	-	-	-	-	(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810	-	-	-	(89,989)	12,061

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$-	$-	$(89,989)	$12,061

Shares issued for cash:
Placement at $0.05 – May 3, 2006	2,000,000	20	99,980	-	-	-	-	100,000
Placement, inclusive of finders’ fee units – June 7, 2006	1,094,000	11	347,989	-	152,000	-	-	500,000
Placement, inclusive of finder’s fee units and net of cash finder’s fee – September 28, 2006	420,000	4	133,596	-	56,400	-	-	190,000
Shares issued for non-cash:
For consulting services – April 3, 2006	150,000	2	119,998	-	-	-	-	120,000
As finder’s fees in connection with convertible debt – May 3, 2006	450,000	5	323,995	-	-	-	-	324,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

On debt conversion, net of deferred finance costs of $49,302 – September 28, 2006	320,496	$3	$105,495	$-	$-	$-	$-	$105,498
On debt conversion, net of deferred finance costs of $184,883 – October 4, 2006	1,091,601	11	395,853	-	-	-	-	395,864
On debt conversion, net of deferred finance costs of $61,627 – October 6, 2006	363,876	4	131,951	-	-	-	-	131,955
On cashless warrant exercise – October 6, 2006	264,371	2	200,998	-	(201,000)	-	-	-
Intrinsic value of beneficial conversion feature	-	-	925,500	-	-	-	-	925,500
Fair value of warrants issued as finder’s fees in connection with convertible debt	-	-	-	-	429,000	-	-	429,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Issuance of convertible debt:
Fair value of convertible debt warrants	-	$-	$-	$-	$574,500	$-	$-	$574,500
Stock-based compensation	-	-	3,341,100	-	142,500	(998,000)	-	2,485,600
Net loss for the year	-	-	-	-	-	-	(5,567,762)	(5,567,762)

Balance, November 30, 2006	30,234,344	302	6,228,265	-	1,153,400	(998,000)	(5,657,751)	726,216

Shares issued for cash:
Placement, net of cash fee – January 3, 2007	1,062,000	11	745,689	-	256,300	-	-	1,002,000
Placement, inclusive of finder’s fee units and net of cash finder’s fee – February 21, 2007	3,389,200	34	2,415,186	-	822,600	-	-	3,237,820
Placement at $1.00 – August 13, 2007	500,000	5	400,695	-	99,300	-	-	500,000
Placement at $0.85 – November 30, 2007	117,647	1	83,499	-	16,500	-	-	100,000
On exercise of options – April 26, 2007	2,125,000	21	-	-	-	-	-	21

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

On exercise of options – August 13, 2007	1,062,500	$11	$-	$-	$-	$-	$-	$11
On exercise of options – May 29, 2007	30,000	1	14,999	-	-	-	-	15,000
On exercise of options – July 17, 2007	30,000	-	15,000	-	-	-	-	15,000
On exercise of options – December 27, 2006	20,000	-	10,000	-	-	-	-	10,000
On exercise of options – April 4, 2007	20,000	-	10,000	-	-	-	-	10,000
On exercise of warrants – April 19, 2007	25,000	-	18,750	-	-	-	-	18,750
Shares issued for non-cash:
For consulting services – February 14, 2007	237,000	2	236,248	-	-	(236,250)	-	-
For consulting services – August 21, 2007	200,000	2	183,998	-	-	(184,000)	-	-
For consulting services – June 5, 2007	50,000	1	52,499	-	-	(52,500)	-	-

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

For consulting services – October 24, 2007	49,000	$-	$45,580	$-	$-	$(45,580)	$-	$-
For consulting services – May 29, 2007	25,000	-	26,250	-	-	(26,250)	-	-
For consulting services – November 27, 2007	25,000	-	22,500	-	-	(22,500)	-	-
For consulting services – April 4, 2007	12,000	-	12,600	-	-	(12,600)	-	-
On debt conversion, net of deferred finance costs of $12,604 as follows: March 8, 2007 – 106,575 March 19, 2007 – 50,915 April 19, 2007 – 27,584 April 20, 2007 – 73,092 May 8, 2007 – 626,951	885,117	9	633,536	-	-	-	-	633,545
On acquisition of Greensteam Development Inc. – March 7, 2007	150,000	2	160,498	-	-	-	-	160,500
Reallocation on exercise of warrants	-	-	6,950	-	(6,950)	-	-	-
Stock-based compensation	-	-	3,225,838	-	-	565,900	-	3,791,738

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Amortization of deferred compensation	-	$-	$-	$-	$-	$402,380	$-	$402,380
Net loss for the year	-	-	-	-	-	-	(11,256,708)	(11,256,708)

Balance, November 30, 2007	40,248,808	402	14,548,580	-	2,341,150	(609,400)	(16,914,459)	(633,727)

Shares issued for cash:
Placement for cash at $0.85 – December 11, 2007	2,352,941	24	1,521,976	-	478,000	-	-	2,000,000
On exercise of options – January 28, 2008	1,062,500	11	-	-	-	-	-	11
On exercise of options – April 25, 2008	12,500	-	6,250	-	-	-	-	6,250
On exercise of options – April 28, 2008	100,000	1	-	-	-	-	-	1
On exercise of options – July 11, 2008	44,850	1	672	-	-	-	-	673
On exercise of options – August 13, 2008	100,000	1	-	-	-	-	-	1
On exercise of warrants – May 6, 2008	200,000	2	99,998	-	-	-	-	100,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Shares issued for non-cash:
On exercise of options – September 5, 2008	35,000	$-	$9,700	$-	$-	$-	$-	$9,700
On exercise of options – October 6, 2008	20,000	-	10,000	-	-	-	-	10,000
For consulting services – October 6, 2008	50,000	-	27,500	-	-	(27,500)	-	-
For consulting services – May 30, 2008	300,000	3	164,997	-	-	(165,000)	-	-
For consulting services – September 11, 2008	25,000	-	7,500	-	-	-	-	7,500
For consulting services – October 6, 2008	200,000	2	31,998	-	-	(32,000)	-	-
For consulting services – April 28, 2008	50,000	1	7,999	-	-	(8,000)	-	-
Shares issuable for license fee	-	-	-	165,000	-	-	-	165,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2008
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND			DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS		DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Issuance of convertible debt:
Intrinsic value of beneficial conversion feature	-	$-	$29,412	$-	$-	$-	$-	$29,412
Options granted on debt settlement	-	-	19,300	-	-	-	-	19,300
Shares to be issued – unpaid consulting	-	-	-	31,600	-	(31,600)	-	-
Shares to be issued – unpaid consulting	-	-	-	24,000	-	(24,000)	-	-
Reallocation on exercise of warrants	-	-	114,000	-	(114,000)	-	-	-
Reallocation on expiry of warrants	-	-	1,968,850	-	(1,968,850)	-	-	-
Stock-based compensation	-	-	504,155	-	-	233,200	-	737,355
Amortization of deferred compensation	-	-	-	-	-	207,150	-	207,150
Net loss for the year	-	-	-	-	-	-	(6,003,759)	(6,003,759)

Balance, November 30, 2008	44,801,599	$448	$19,072,887	$220,600	$736,300	$(457,150)	$(22,918,218)	$(3,345,133)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (“the Company”) was incorporated June 10, 2003 in the State of Nevada, USA, as High Grade Mining Corporation.  By way of shareholder approval, effective March 31, 2006, the Company changed its name to reflect its change of business focus to the development of alternative energy resources.

The Company is a development stage company and is devoting substantially all of its present efforts to establishing a new business.  That business has primarily been focused on two areas: waste biomass combustion to generate industrial process steam, and electrical power, and algae biomass production to produce biofuel feedstock.

The Company has the following subsidiary corporations (percentage ownership is shown for each):

·	Global Greensteam LLC, a California corporation (“Greensteam”) (100%);
·	Global Green Solutions Pty Ltd., a South African corporation (“PTY”) (60%);
·	Global Green Solutions Ltd, a United Kingdom corporation (“LTD”) (100%);
·	Greensteam Development Inc. (100%) and Greensteam Energy LLC (100%), both Delaware corporations; and
·	Florida Greensteam Equine Energy LLC, a Florida corporation (51%).

The Company conducts a portion of its operations through some of these subsidiaries.  Greensteam is developing its Greensteam technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam.  The steam can be used for industrial purposes or to generate electrical power.  PTY is actively marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects.  LTD currently has no operations or activity other than through its holding in PTY.  Greensteam Development Inc., Greensteam Energy LLC and Florida Greensteam Equine Energy LLC are inactive.

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) continued development of a joint project to use algae as a source for biofuel feedstock and other products.  The Company in 2008 restructured its operations to focus on its commercial stage Global Greensteam business.  To maximize working capital for its Greensteam projects, GGRN agreed on September 26, 2008 to sell its 50% ownership in VAT to VUI, which is a wholly-owned subsidiary of Valcent Products Inc.  Closing of the agreement has not yet occurred (See Note 3).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN (Continued)

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $22,934,332 for the period from June 10, 2003 (inception) to November 30, 2008, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects.  The Company plans to continue as a going concern by actively developing and marketing its biomass combustion projects.  It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities.  It may also raise additional capital by selling interests in its projects.  There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Principles of Consolidation

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

b)	Use of Estimates and Assumptions

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Development Stage Company

The Company is a development stage company as defined by FASB Statement No. 7.  The Company is devoting substantially all of its present efforts to establishing a new business.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

d)	Equipment and Depreciation

Equipment is recorded at cost less accumulated depreciation.  Depreciation is computed and recorded when equipment is put in use using the straight line method, over twenty-four months, to allocate the cost of depreciable assets.

Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred.  The Company assesses equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

e)	Intangible Assets

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

f)	Long-Lived Assets

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, amounts receivable, accounts payable and accrued liabilities, convertible note, and loan payable were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments.

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

h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j)	Product Development Costs

Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project.  If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned.  At November 30, 2008 and 2007, the Company had no deferred product development costs.

k)	Income Taxes

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

Effective December 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold.  The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of November 30, 2008 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.  The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of November 30, 2008 or 2007.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at November 30, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is readily determinable, the fair value of the common shares is used to measure and record the transaction.  The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of:

i)	the date at which the counterparty’s performance is complete;
ii)	the date at which a commitment for performance by the counterparty to earn the common shares is reached; or
iii)	the date at which the common shares are issued if they are fully vested and non-forfeitable at that date.

n)	Escrowed Shares

The fair value of escrowed shares are recognized as a charge to income at the time they are released from escrow, with a corresponding increase in share capital.

o)	Stock-Based Compensation

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o)	Stock-Based Compensation (Continued)

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

p)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157, but does not expect that it will have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning December 1, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 159, but does not expect that it will have a material impact on its financial position or results of operations.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Recent Accounting Pronouncements (Continued)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123R – “Share-Based Payments”.  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends Question 6 of Section D.2 as included in SAB 107 – “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007.  SAB 110 is effective April 1, 2008.  The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company will adopt SFAS 161 in December, 2009.  Management has not determined the effect that adopting this statement would have on the Company’s financial position or results of operations.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires issuers of convertible debt instruments that may be settled in cash to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in periods subsequent to adoption.  Upon adoption of FSP 14-1, the Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible debt borrowing rate.  The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in-capital.  The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method.  The provisions of FSP 14-1 are to be applied retrospectively to all periods presented upon adoption and are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company is in the process of evaluating the impact FSP 14-1 will have on the Company’s financial position and results of operations upon adoption.

3.	PROJECT DEVELOPMENT

a)	Algae Biofuel Project

On October 2, 2006, and as amended June 25, 2007 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited.  Under the terms of the agreement, Valcent and the Company agreed to jointly participate in the development of a patent pending, biomass system to produce biofuel feedstock while sequestering CO2, by growing certain algae.  The amended agreement was to be the basis for a definitive contract between the Company and Valcent and the governing document for the new venture.

The agreement in place at November 30, 2007 required the Company to contribute up to $3 million to cover the estimated cost of the plant, with any further costs to be shared 50/50 with Valcent.  The method of recovering the $3 million initial start-up loan capital was to be determined in the final, definitive agreement.  Costs incurred to November 30, 2007 in connection with the advances made by the Company, have been for (i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; iv) ongoing development work and (v) general and administrative expenses.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

a)	Algae Biofuel Project (Continued)

At November 30, 2007, the Company was still in negotiations with Valcent for a final agreement. In May, 2008, the Company and Valcent formalized an agreement to continue the development of the project through Vertigro Algae Technologies, LLC (the “LLC”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) (“VUI”) each own 50 percent.  Under that agreement, the Company is to receive $3 million on a priority basis from the net cash flow of the LLC.  The Company is to receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee.  The amount was expensed during the year ended November 30, 2008 as part of project development costs and is included in the Statement of Stockholders’ Equity in Shares To Be Issued.

The preliminary carrying value of the advances at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations.

The carrying value of the Company’s investment was determined as follows:

Balance, November 30, 2005	$-

Project facilities	393,271

Balance, November 30, 2006	393,271

Project equipment	1,520,309
Project facilities	858,448
Amount due to venture	(53,868)
Impairment	(2,718,160)

Balance, November 30, 2007 and 2008	$-

Expenditures incurred in connection with the algae biofuel project during the year ended November 30, 2008 totalled $1,192,317 (2007: $1,110,670) and were charged to project development costs.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

a)	Algae Biofuel Project (Continued)

On September 26, 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in the LLC to VUI.  The Company will retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications.  Under terms of the Agreement, originally subject to closing within 60 days (subsequently amended to 180 days), the Company will receive $5 million, less advances made by Valcent on the Company’s behalf through July 31, 2008 pursuant to the LLC’s operating agreement (the “Cash Proceeds”), and 5,000,000 common shares of Valcent.  Advances to be deducted from the $5 million are estimated to total $324,000, resulting in cash proceeds to the Company of approximately $4,676,000.

Closing of the Agreement is conditional on Valcent obtaining $10 million in a private offering, of which the cash proceeds amount is specifically earmarked for payment under the Agreement.  As the closing of the Agreement has not yet occurred, the Company’s full share of LLC costs to November 30, 2008 has been charged to project development costs in the current year.

b)	Waste Biomass Fuelled Steam Generation Project

On February 20, 2007 the Company completed an acquisition agreement for Greensteam Development Inc., which resulted in Global Greensteam LLC (“Greensteam”), a venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications.  The Company’s interest in the new venture initially was 57%, with the other two companies holding 38% and 5% respectively.  The Company’s ownership interest increased to 95% in December, 2007 and 100% in April, 2008 when it acquired first the 38% and then the 5% held by the two other companies.

600,000 shares of the Company to be issued to the initial 38% interest holder as contingent consideration will now be issued as follows:

i)
150,000 shares upon delivery of commercial steam generation from the first unit after successful experimental testing and operational permitting and accepted by the customer purchasing the steam as the steam production commencement date;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

b)	Waste Biomass Fuelled Steam Generation Project (Continued)

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

In recognition of design, supply and support services to be contributed by the initial 5% partner, the Company was originally to issue 150,000 shares of restricted common stock in three amounts of 50,000 each after 5, 10, and then 15 steam generating units became operational.  As part of the agreement in April, 2008 for the Company to acquire the 5% of Greensteam, the 5% partner agreed to forego all entitlement to the 150,000 shares of the Company as originally contemplated;

During the year ended November 30, 2008, the Company concluded that $119,000 in advances it had made to the company that was the initial 5% partner were unlikely to be recovered due to ongoing financial difficulties experienced by that company. The full amount of the advances was therefore impaired.

The consideration to be paid by the Company to third parties in connection with the acquisition agreement is the issuance of 4 million shares as follows:

-	150,000 shares of restricted common stock upon execution of the definitive agreement (issued in the year ended November 30, 2007);

-	850,000 shares of restricted common stock upon execution of a steam supply contract or similar contract with a major oil company;

-	500,000 shares of restricted common stock if the initial steam generating unit achieves reasonably acceptable commercial production;

-	500,000 shares of restricted common stock upon the earlier of (a) the one year anniversary of the execution of a steam supply contract, or (b) commissioning of a 4th steam generating unit;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

b)	Waste Biomass Fuelled Steam Generation Project (Continued)

-	1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;

-	1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 15th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company, on March 31, 2008 and a First Amendment to the Program Agreement, effective October 22, 2008 (the “Amendment”).  The Program Agreement provides for a test unit which will use Greensteam’s waste-to-steam technology to burn waste biomass to create steam, to be built at a location of the oil and gas company.  The Program Agreement also provides that up to ten commercial scale units could be built, depending on the results of the test unit.

The test unit will be approximately one-quarter the size of the commercial scale units and is expected to cost approximately $5.5 million.  Under the terms of the Amendment, up to $3 million of this cost will be contributed by Aera.  That amount is to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units.  Depending on the completion date of the first commercial scale project, the amount of the discount ranges from $3.9 million to $5 million.  As of November 30, 2008, no funds had been advanced from Aera under the terms of the Amendment.  Subsequent to November 30, 2008, Greensteam has made funding requests to Aera totalling $228,945 of which $163,267 has been received.

If the test unit fails to meet its specified test requirements as defined in the Amendment, then Greensteam is required to pay to Aera an early termination fee (“ETF”) of $3.9 million, or at Aera’s option, an equal value of stock in the Company (see Note 8(d)).

If the specified test requirements are met, the full scale emissions permit is received, and funding is obtained for a commercial full scale project, but Greensteam fails to implement the full scale period project(s), then the Company is required to pay to Aera an ETF of $3.9 million, or at Aera’s option, an equal value of stock in the Company (see Note 8(d)).

If the test unit is completed, it meets the specified test requirements, but the full scale emissions permit cannot be obtained or the first commercial full scale project cannot be funded, then Greensteam will be required to pay to Aera an ETF of $1.5 million, or at Aera’s option, an equal value of stock in the Company (see Note 8(d)).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

b)	Waste Biomass Fuelled Steam Generation Project (Continued)

Expenditures incurred in the year ended November 30, 2008 in connection with the steam generation project totalled $1,673,131 (2007: $717,895) and were charged to project development costs.

4.	EQUIPMENT

	2008
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer and office equipment	$63,075	$(41,120)	$21,955

	2007
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer and office equipment	$55,056	$(14,127)	$40,929

5.	CONVERTIBLE NOTE

On November 7, 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest at the rate of 6% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.16 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. Neither the note nor accrued interest was converted into common stock in the year ended November 30, 2008.  On February 6, 2009, the Company revised certain terms of the note to match a current offering as follows: interest at the rate of 12% per annum compounded annually; convertible into units at the rate of $0.10 per unit.  All other terms remain unchanged.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTE (Continued)

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized the value of the embedded beneficial conversion feature of $29,412.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital with the resulting debt discount being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated $29,412 to the warrants issued and $70,588 to the common shares issued.  To November 30, 2008, the Company has recorded accretion of $685 and accrued interest of $378.

6.	LOANS PAYABLE

The Company was indebted to directors, officers, related parties, and another company as at November 30, 2008 for short term loans totalling $2,162,142 (2007 - $362,058).

-	Of that total, $1,244,888 is unsecured, non-interest bearing, and with no specific terms of repayment, including $85,000 from a company controlled by a major shareholder.

-
$917,255 of the total is due to directors, officers and related parties, is also unsecured, but bears simple interest of 10% per annum, with monthly compounding to commence at maturity dates ranging from April 10, 2009 to December 19, 2009.  To November 30, 2008, the Company has recorded accrued interest of $42,176.

7.	MINORITY INTEREST

For the year ended November 30, 2008, the Company has recorded minority interest share of income of $4,520 (2007 share of loss - $293,365). Total minority interest obligations of approximately $NIL (November 30, 2007 - $4,741) have been recorded as a component of other long-term liabilities.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK

a)	Common Stock

During the year ended November 30, 2008, the Company issued shares of common stock as follows:

i)
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

ii)	1,062,500 shares on exercise of stock options at a price of $0.00001 per share for total proceeds of $11;

iii)	12,500 shares on the exercise of stock options at a price of $0.50 per share for total proceeds of $6,250;

iv)	100,000 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $1;

v)	44,850 shares on the exercise of stock options at a price of $0.015 per share for total proceeds of $673;

vi)	100,000 shares on the exercise of stock options at a price of $0.00001 per share for total proceeds of $1;

vii)	200,000 shares on the exercise of warrants at a price of $0.50 per share for total proceeds of $100,000;

viii)	35,000 shares on the exercise of stock options at a price of $0.28 for total proceeds of $9,700 which was paid by way of offset of amounts owing to the option holder;

ix)	20,000 shares on the exercise of stock options at a price of $0.50 per share for total proceeds of $10,000 which was paid by way of offset of amounts owing to the option holder;

x)	50,000 shares with a fair value of $27,500 in connection with a consulting agreement, all of which was expensed in the year;

xi)	300,000 shares with a fair value of $165,000 in connection with a consulting agreement, $41,250 of which was expensed in the year;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

a)	Common Stock (Continued)

xii)	25,000 shares with a fair value of $7,500 in connection with a consulting agreement, all of which was expensed in the year;

xiii)	200,000 shares with a fair value of $32,000 in connection with a consulting agreement, $2,200 of which was expensed in the year;

xiv)	50,000 shares with a fair value of $8,000 in connection with a consulting agreement, all of which was expensed in the year;

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

a)	Common Stock (Continued)

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants.  The number, exercise price, term and vesting conditions of the options are determined by the board of directors.  The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares.  To November 30, 2008, 814,850 options (2007: 15,000) were issued under this plan, leaving 9,185,150 available to be issued.  Under a previous stock option plan, the maximum available 5,000,000 options were issued by November 30, 2007. During the year ended November 30, 2008, the Company recorded $737,355 (2007: $3,791,738) in stock-based compensation expense for options granted.

During the year ended November 30, 2008, the Company had the following stock option activity:

·
The Company granted a total of 999,850 stock options at exercise prices ranging from $0.00001 to $0.50 per share.  In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $479,300.  Of this amount, $460,000 will be expensed on a straight-line basis, over the related option vesting period or service contract period and the remaining $19,300 was recorded as debt settlement consideration in connection with the settlement of $19,500 owing under a consulting agreement.

·	As of November 30, 2008, the Company has expensed $204,543 of this fair value and $274,757 will be recorded on the future vesting of these options.

The fair value of the common stock options granted during the period was measured at the grant date using the Black-Scholes option pricing model.  The dividend yield assumption is based on historic dividend payments.  The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility.  The risk-free interest rates used were U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant.  The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0% (2007:0%); risk free interest rate of 2.17% (2007: 4.65%); expected volatility of 123% (2007: 147%) and average expected option term of 2.62 years (2007: 2.88 years).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

During the year ended November 30, 2007, the Company had the following stock option activity:

·
The Company granted a total of 1,640,000 stock options at exercise prices ranging from $0.00001 to $1.06 per share.  In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $1,498,050 on a straight-line basis, over the related option vesting period or service contract period.

·
As of November 30, 2008, the Company has expensed $1,201,950 (November 30, 2007 - $973,738) of this fair value, $198,900 (November 30, 2007 - $338,400) has been recorded as deferred compensation in stockholders’ equity, $NIL (November 30, 2007 - $185,912) will be recorded on the future vesting of options and $97,200 relates to options which were forfeited prior to vesting.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at November 30, 2008:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE

$0.50	1,300,000	1,300,000	0.13 years
$0.50	675,000	675,000	0.17 years
$0.50	200,000	200,000	0.39 years
$0.50	1,100,000	1,100,000	0.96 years
$0.50	500,000	500,000	1.04 years
$0.50	15,000	15,000	1.63 years
$0.50	500,000	-	1.33 years
$0.50	300,000	-	1.41 years
$1.00	300,000	300,000	1.13 years
$1.00	300,000	300,000	1.38 years
$1.00	200,000	200,000	1.57 years

	5,390,000	4,590,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

The Company’s stock option activity for the years ended November 30, 2008 and 2007 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2006	7,625,000	$0.22	2.39 years

Granted during the year	1,640,000	0.78
Exercised during the year	(3,287,500)	0.02

Balance outstanding, November 30, 2007	5,977,500	0.49	1.64 years

Granted during the year	999,850	0.42
Expired/Forfeited during the year	(212,500)	1.03
Exercised during the year	(1,374,850)	0.02

Balance outstanding, November 30, 2008	5,390,000	$0.57	0.91 years

As at November 30, 2008, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $NIL and the AIV of options exercised during the year ended November 30, 2008 was $991,294.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

c)	Warrants

The Company’s share purchase warrant activity for the years ended November 30, 2008 and 2007 is as follows:
			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, November 30, 2006	4,106,998	$0.92	1.58 years

Granted during the year	2,572,014	1.41
Exercised during the year	(25,000)	0.75

Balance, November 30, 2007	6,654,012	1.11	0.67 years

Granted during the year	1,176,471	1.50
Expired during the year	(5,995,188)	1.10
Exercised during the year	(200,000)	0.50

Balance, November 30, 2008	1,635,295	$1.49	1.86 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at November 30, 2008:

		WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$1.40	150,000	2.92 years
$1.50	1,485,295	1.76 years

	1,635,295

At November 30, 2007, the Company had 665,000 unit purchase warrants outstanding at exercise prices from $1.00 to the greater of $1.00 or a price equivalent to a volume weighted average price, for periods ending from June 27, 2008 to August 19, 2008. Each of the unit purchase warrants provided the holder the option to acquire a unit of the Company, with each unit being identical to the related private placement units.  The unit purchase warrants have not been included in the table of warrant activity above. The fair value of these unit purchase warrants of $202,700 was included in the portion of the corresponding financing proceeds charged to additional paid in capital in the year ended November 30, 2007.  All of these unit purchase warrants expired unexercised during the year ended November 30, 2008.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

d)	Restricted Common Shares in Escrow

In accordance with the terms of an amendment agreement with Aera Energy LLC (“Aera”), respecting the biomass fuelled steam generation project, the Company issued twenty million of its restricted common shares, with Aera’s name as beneficial owner, to be held in escrow.  The shares, or some portion of the shares, will only be released to Aera if Global Greensteam LLC fails to timely pay an early termination fee as defined in the amendment, should it be required, and Aera exercises its option in those circumstances to take possession of the shares.  The amendment and the escrow agreement provide for the eventual return to the Company of all of the shares placed in escrow in the event that no early termination fee is required.

Under the terms of the escrow agreement, neither the Company nor Aera have voting or dispositive powers for the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented or in the determination of the weighted average number of shares outstanding.

9.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended November 30, 2008, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at November 30, 2008 that are not disclosed elsewhere in these financial statements:

-	The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $766,936 (2007 - $669,643).

-	The Company paid or accrued $174,804 (2007 - $171,687) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-
$547,877 (November 30, 2007 - $227,342) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 6.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at November 30, 2008:

a)	The Company entered into the following agreements with officers, employees and consultants:

i)
Effective February 1, 2007, and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Europe.  This agreement superseded an earlier agreement that was cancelled by mutual consent. The fees for providing the services are as follows:

·	Base compensation of $11,124 (8,500 Euros) per month;
·	Office rent of $1,570 (1,200 Euros) per month;
·	$2,617 (2,000 Euros) monthly for European Social costs.
·	An annual performance bonus of 1% of net profit;

In addition, the Company agreed to grant the right to buy 4,250,000 shares of the Company at $0.00001.  4,250,000 shares were issued by January 31, 2008.  The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.

ii)
On July 13, 2007, effective from March 1, 2007, for the services of a Vice President, strategy and business development.  The agreement has a three year term and includes base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date.  100,000 shares were issued by August 31, 2008.  Additional bonus stock options may be issued upon the Company initiating a bonus plan.  The agreement may be terminated upon three months notice.

iii)
On September 18, 2007, effective from May 1, 2007, for the services of a Chief Operating Officer.  The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services.  All amounts are payable monthly.  The contract may be terminated upon six months notice.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

iv)
Effective February 1, 2008, with a four year term for the provision of services of a Corporate Secretary by a consulting firm that is owned and controlled by a director of the Company.  The agreement includes base compensation of $6,500 per month, plus applicable Goods and Services Tax.  The agreement may be terminated by either party upon thirty days written notice.  In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation.  This replaces a previous agreement which had expired.

v)
Effective February 1, 2008, with a four year term for the provision of services of a corporate consulting firm which is owned and controlled by a director of the Company.  The agreement includes base compensation of $2,500 per month, plus applicable Goods and Services Tax.  The agreement may be terminated by either party upon thirty days written notice.  In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation.  This replaces a previous agreement which had expired.

vi)
Effective May 1, 2008, for the provision of services of a General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued by November 30, 2008.

b)
Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe.  Compensation under this agreement is comprised of an engagement fee of $10,500; $10,500 monthly; and 40,000 restricted common shares of the Company per quarter, in advance.  The agreement was terminated in May, 2008.  However a settlement has not been reached with the service provider.  80,000 restricted common shares with a combined fair value of $55,600 were expensed in the year ended November 30, 2008 and are included in the Statement of Stockholders’ Equity as Shares To Be Issued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

c)
Effective May 15, 2008, the Company entered into an agreement for investor relations services for a twelve month term. The agreement may be terminated by either party immediately upon provision of written notice. Compensation under this agreement consists of $10,000 monthly plus 300,000 restricted common shares with a fair value of $165,000 issued at the inception of the agreement. Entitlement to the shares vests on the basis of 25,000 shares per month to the end of the term or to the point the agreement is terminated, if earlier. The agreement was cancelled by mutual agreement as of August 15, 2008 and 75,000 restricted common shares with a combined fair value of $41,250 were expensed in the year ended November 30, 2008. The parties are currently negotiating the settlement of other amounts owing to the consultant and the potential return of the unearned restricted common shares to the Company for cancellation.

d)
Effective June 1, 2008, the Company entered into an agreement for legal consulting services, ending December 31, 2008. Compensation consists of 50,000 restricted shares with a fair value of $8,000 which was expensed in the year ended November 30, 2008.

11.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not.  As of November 30, 2008, the Company has net operating losses carried forward totalling approximately $8,753,900 for tax purposes in various jurisdictions subject to expiration as described below.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets.  Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and minority interest. The components of these differences are as follows:

	2008	2007

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(2,025,500)	$(3,813,100)
Non-deductible stock-based compensation	250,700	1,289,200
Non-deductible impairment of intangible assets	-	66,800
Minority interest share of income (losses)	1,500	(99,700)
Non-deductible finance costs and other	(400)	130,700
Change in valuation allowance	1,773,700	2,426,100

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2008	2007

Non-capital loss carry forwards	$2,946,400	$1,587,300
Tax basis of investments in excess of carrying value	1,761,800	1,356,400
Equipment	13,600	4,400

Total deferred tax assets	4,721,800	2,948,100
Less: Valuation allowance	(4,721,800)	(2,948,100)

Net deferred tax assets recognized	$-	$-

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

The Company has approximately $8,270,900 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, as follows:

2023	$22,700
2024	13,100
2025	54,200
2026	1,445,400
2027	2,944,600
2028	3,790,800

$8,270,800

In addition, the Company has net operating losses carried forward for income tax purposes in South Africa and the United Kingdom which may be carried forward indefinitely to offset future taxable income of approximately $451,000 (2007 - $218,300) and $32,000 (2007 - $11,700) respectively.

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	YEAR ENDED
	NOVEMBER 30
	2008	2007

Amortization of the intrinsic value and/or beneficial conversion feature of the convertible notes	$685	$157,208

Amortization of the discount resulting from the allocation to warrants of proceeds from convertible notes	-	97,586

Amortization of deferred finance costs resulting from payment of finders’ fees	-	128,043

	$685	$382,837

During the year ended November 30, 2008:

-	The Company issued 55,000 shares on the exercise of stock options at prices of $0.28 and $0.50 for total proceeds of $19,700 which was paid by way of offset of amounts owing to the option holder;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

During the year ended November 30, 2008 (Continued):

-	The Company entered into an agreement for consulting services which included as partial compensation 80,000 restricted common shares with a combined fair value of $55,600 which was expensed;

-
In connection with a license technology agreement entered into by the Company’s subsidiary, Vertigro Algae Technologies LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed;

-
In connection with a private placement for 2,352,941 units, each unit included one half share purchase warrant with one full warrant being exercisable into one restricted share common stock at a price of $1.50 up to December 11, 2010.  The subscribers also received 1,000,000 unit purchase warrants with a fair value of $140,000;

-	The Company recognized the value of the embedded beneficial conversion feature of $29,412 in respect of a $100,000 convertible note.

-
The Company issued a further total of 625,000 restricted common shares for consulting services with a combined fair value of $240,000 of which $86,450 was expensed during the year and $153,550 has been recorded as deferred compensation as at November 30, 2008.

During the year ended November 30, 2007:

-	598,000 restricted common shares with a combined fair value of $579,680 were issued for various prepaid consulting service agreements;

-	885,117 restricted common shares were issued on conversion of $600,000 of convertible note principal and $46,149 of accrued interest thereon;

-	150,000 shares of common stock were issued with a fair value of $160,500 in connection with the acquisition of Greensteam Development Inc. (See Note 10 ii));

-	165,000 unit purchase warrants with a combined fair value of $133,200 were issued to agents pursuant to private placements;

-	500,000 unit purchase warrants with a fair value of $69,500 were issued and included in a private placement.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

13.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, and currently operates two reportable segments in the development of renewable energy technologies, being a biofuel feedstock pilot project and a biomass – fuelled steam generation project. In 2007, a third reportable segment was reported, being emissions reduction – pipelines.

a)	Algae Biofuel Project

This project involves the development to use algae as a source for biofuel feedstock and other products.

b)	Waste Biomass – Fuelled Steam Generation Projects

This project involves the project and technology development and marketing of renewable energy systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.  One contract is in the early commercial stage in the United States, and other project opportunities are being developed in South Africa.

c)	Emissions Reduction – Pipelines

During the fiscal year ended November 30, 2007, the Company had acquired the assets and goodwill of a company that specialized in the reduction of greenhouse gas emissions from natural gas pipeline valves. At the end of May 31, 2007, the Company provided notice of termination to the principals of that company for their service agreement. As a result, the intangible asset was no longer considered to have value and was written off during the year ended November 30, 2007. Accordingly, this operation is no longer a reportable segment in 2008.

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment is the same as those for the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

13.	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	YEAR ENDED
	NOVEMBER 30
	2008	2007
Operating Loss:

Algae biofuel project	$1,357,317	$1,110,670
Waste biomass – fuelled steam and electric power generation projects	1,673,131	717,895
Emissions reduction – pipelines	-	187,751
Other	170,029	206,737

Total reportable segments	3,200,477	2,223,053

Corporate and other	2,679,762	6,282,532

Total operating loss	$5,880,239	$8,505,585

Algae biofuel project costs include $165,000 which is the fair value of shares to be issued in connection with a licence technology agreement.

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design and control systems and are predominately located in the United States.

14.	SUBSEQUENT EVENTS

a)
Effective January 1, 2009, the Company entered into an agreement with a consultant for the provision of investor relations services for an initial term of six months.  Compensation is 37,500 restricted common shares per month.  The agreement may be extended by mutual agreement after the initial term, in which event compensation will be $5,000 per month.  The agreement then may be terminated on thirty days notice.  37,500 shares were issued on February 11, 2009.

b)
Effective January 1, 2009, the Company entered into an agreement with a three year term for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Goods and Services Tax. The agreement may be terminated upon six months notice by the Company.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008 AND 2007
(Stated in U.S. Dollars)

14.	SUBSEQUENT EVENTS (Continued)

c)
On January 21, 2009, the Company agreed to issue options to a number of persons providing various services to the Company to acquire a total of 2,760,000 common shares at an exercise price of $0.20 per share, with a three year term.

d)
On January 29, 2009, the Company entered into an agreement for services to assist the Company in raising project and other financing.  The agreement includes a monthly fee of $8,723 (£6,000) and may be terminated on sixty days notice.

e)
On February 6, 2009, the Company issued options to a company controlled by a director to acquire a total of 675,000 common shares at an exercise price of $0.20 per share, with a three year term. This replaced a previous grant of 675,000 options which had expired, unexercised.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the period from inception on June 10, 2003 to November 30, 2008, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”) under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with our evaluation of internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of November 30, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

-	Our directors will serve until the next annual general meeting or until their successors are elected and qualified.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn	69	Chairman and a member of the board of directors
1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5

Robert Baker	55	Secretary and a member of the board of directors
885 Pyrford Road
West Vancouver, British Columbia
Canada V7S 2A2

J.Douglas Frater	58	President and Chief Executive Officer
Vossemburg 1
Tervuren 3080
Brussels, Belgium

Craig Harting	58	Chief Operating Officer
2519 San Marcos Avenue
San Diego, CA 92104

Arnold Hughes	55	Chief Financial Officer
3523 West King Edward Avenue
Vancouver, British Columbia
Canada V6S 1M4

Michael Gilbert	43	Vice President, Strategy and Business Development
108 Longview Avenue
White Plains, NY 10605

Background of Officers and Directors

Elden Schorn - Chairman of board of directors

On January 5, 2006, Elden Schorn was appointed to our board of directors. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer, while remaining as a member of the board of directors. His resignation was to allow J. Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of our board of directors.  Since September 2003, Mr. Schorn, as president of Windstone Financial Corp., has provided financial services and government relations consulting services to the mining and high tech sectors in British Columbia, as well as acting as a director of three companies. The three companies are Pacific Copper Corp., Equus Energy Corporation and Snowdon Resources Corp.  Since August 10, 2006, Mr. Schorn has been a director of Pacific Copper Corp. located in Toronto, Ontario. Pacific Copper is a Delaware corporation engaged in the business of mining exploration. Pacific Copper does file reports with the United States Securities and Exchange Commission and is listed for trading on the OTCBB under the symbol PPFP.  Since June 9, 2004, Mr. Schorn has been a director of Equus Energy Corporation located in Vancouver, British Columbia. Equus Energy is a British Columbia corporation engaged in the business of mining exploration. Equus Energy does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol EQECF.  From March 1, 2006 to December 3, 2008, Mr. Schorn was president, principal executive officer, principal financial officer, treasurer and a director of Snowdon Resources Corp., a Nevada corporation engaged in the business of mining exploration. Snowdon Resources Corp. files reports with the SEC pursuant to section 15(d) of the Securities Exchange Act of 1934, and is listed for trading on the OTCBB under the symbol SWDO.  Mr. Schorn resigned from all of the positions he held with Snowdon Resources Corporation on December 3, 2008. Since resigning his non-board positions with Global Green Solutions Inc., Mr. Schorn has provided corporate relations support to us as well as government relations work, both in Canada and the USA. He also works with financial institutions and investment funds, positioning us for funding support for its Vertigro and Greensteam projects.  From 1996 to September 2003, Mr. Schorn was president of Schorn Consulting Ltd. During 2002 and 2003, he provided contract consulting for Schorn Consulting Ltd. to the Government of the province of British Columbia and to companies in the high tech sector in that province. These services included government relations consulting and financial services consulting. Work during this period for the Government of British Columbia was focused on the Skeena Cellulose project, for which the government was seeking a buyer.  From 1998 to 2003, Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada.  From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports.  From 1993 to 1995, Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada.  Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

Robert Baker - Secretary and member of the board of directors

On the inception of the Company, Robert Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us and he continues to hold the positions of secretary and a member of the board of directors. Since December 3, 2008, Mr. Baker has been president, principal accounting officer, principal executive officer, principal financial officer and treasurer of Snowdon Resources Corp., a Nevada corporation engaged in the business of mining exploration. Mr. Baker has been a director of Snowdon Resources Corp. since its inception on March 1, 2006. Since May 27, 2005, Mr. Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, Mr. Baker has been a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

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

Craig Harting - Chief operating officer

On joining Global Green Solutions Inc. in May of 2006, Craig Harting was appointed Vice President of Marketing and Technology. On December 5, 2006 he was appointed Chief Operating Officer. Since December 2006, Mr. Harting has been a director of Global Greensteam LLC, a California corporation which is one of our subsidiary corporations. Since January 2007, Mr. Harting has been a director of Greensteam Acquisition Company Inc. one of our subsidiary corporations. Prior to joining Global Green Solutions Inc., Mr. Harting served as Chief Investment Officer of Integrated Wealth Management, a registered investment advisory firm beginning in May 2003. From September 1973 to February 2003, Mr. Harting was employed by the Industrial Business unit of Honeywell Inc., a global technology company. From January 2000 to February

2003, Mr. Harting served as Vice President of Project Operations. From February 1995 to December 1999, he was Vice President of Global Project Sales. From May 1991 to January 1995, Mr. Harting was Vice President of Marketing. From September 1973 to May 1991, Mr. Harting held a variety of positions in management, marketing, engineering and operations.

Arnold Hughes - Chief financial officer and chief accounting officer

Since April 27, 2006, Mr. Hughes has been our principal financial officer and principal accounting officer. Since June 16, 2006, Mr. Hughes has been our treasurer. Since February, 2007, Mr. Hughes has been a director and the chief financial officer of Mammoth Capital Corporation, a capital pool company listed in March, 2008 on the TSX Venture Exchange under the symbol XXL.P. From March 2006 to August 2006, Mr. Hughes was a senior associate with MCSI Consulting Services Inc of Vancouver, Canada, a corporate financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services. From December 2002 to February 2006, Mr. Hughes was a consultant with Team Development Plus, a management and operational effectiveness consulting firm in Vancouver, Canada. From January 1999 to November 2002, Mr. Hughes was a senior executive with the Connor, Clark & Lunn Financial Group, a Vancouver, Canada based institutional investment management group, first as chair of the Business Operations Team of Connor, Clark & Lunn Investment Management Ltd. and then as Chief Financial Officer of the Connor, Clark & Lunn Financial Group. From February 1993 to December 1998, Mr. Hughes was Controller of Pexim Enterprises Inc., a specialty lumber trading company in Vancouver, Canada, with principal markets in Japan and Western Europe. Mr. Hughes has an MBA from Simon Fraser University and a B.Sc. from the University of British Columbia. Mr. Hughes’ other business experience includes financial and accounting roles in the cellular communications, sulfur, and oil and gas industries.

Michael Gilbert - Vice president, strategy and business development

On February 22, 2007, Michael H. Gilbert was named vice president, strategy and business development of the Company. Since 2002, Mr. Gilbert has been an independent business strategy consultant to the Cleantech Industry. He provides strategic business and technical analysis, evaluation and advice to a variety of Cleantech client companies. From 2005 to 2007, Mr. Gilbert was the manager for future strategy, corporate strategy department with Pitney Bowes Inc. His responsibilities included identifying, evaluating and monitoring external trends that may affect Pitney Bowes Inc., its business environment and core value proposition. From 1998 to 2005, Mr. Gilbert was the manager for energy, environment health & safety: environmental health and safety department for Pitney Bowes Inc. His responsibilities included environmental due diligence on acquisitions, member of team achieving ISO 14001 certification, conducting comprehensive environmental and health & safety audits of Pitney Bowes and its primary vendors, and managing all Pitney Bowes Superfund projects and liabilities. Mr. Gilbert graduated from the University of Connecticut with a Masters of Business Administration degree. Mr. Gilbert holds a Masters of Science degree and a Bachelor of Science degree from Cornell University.

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

Audit Committee and Charter

Our audit committee is comprised of our board of directors together with the Chief Financial Officer in the role of financial expert.  None of our directors are deemed independent. This creates a potential conflict of interest Our audit committee’s role is to oversee all material aspects of our reporting, control, and audit functions, except those specifically related to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on our processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the external auditors and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We undertakes to provide any person, without charge, upon request, a copy of its code of ethics. Any such requests should be in writing and directed to us at the address shown on the front page of this report, to the attention of the Chief Financial Officer.

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

Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 and 2008 fiscal years, our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

Item 11.     Executive Compensation

The following table sets forth the executive compensation paid by us for the fiscal years ending November 30, 2008, 2007, and 2006 to all of our executive officers:

Summary Compensation Table
						Non-
						Equity	Non-
						Incentive	qualified	All
						Plan	Deferred	Other
				Stock	Option	Compen	Compen	Compen
Name and Principal		Salary	Bonus	Awards	Awards	sation	sation	sation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
J. Douglas Frater,	2008	211,476	0	0	230,200	0	0	0	441,676
President and Principal Executive Officer	2007	171,661	0	0	1,841,700	0	0	0	2,013,361
(1), (5)	2006	77,290	0	0	925,600	0	0	0	1,002,890
Craig Harting,	2008	144,000	0	0	0	0	0	0	144,000
Chief Operating Officer
(2)	2007	134,000	0	0	0	0	0	0	134,000
	2006	44,000	0	0	235,000	0	0	0	279,000
Arnold Hughes	2008	96,000	0	0	0	0	0	0	96,000
Principal Financial
Officer (3), (5)	2007	96,000	0	0	72,000	0	0	0	168,000
	2006	23,250	0	0	24,000	0	0	0	47,250
Michael Gilbert	2008	159,460	0	0	134,375	0	0	0	293,835
Vice President
Strategy and	2007	113,982	0	0	68,200	0	0	0	182,182
Business Dev. (4), (5)	2006	0	0	0	0	0	0	0	0

1)
We have an agreement for provision of services of a President and Chief Executive Officer, as well as office premises for us in Europe effective February 1, 2007 and having a five year term. The agreement may be terminated upon provision of six months notice by us or 60 days notice by the Chief Executive Officer. The fees for providing these services are as follows:

- Base compensation of 8,500 Euros monthly, plus 2,000 Euros monthly for social fees;
- Office rent of 1,200 Euros per month;

- An annual performance bonus of 1% of net profit, as determined by our audited financial statements. As we had no revenue for the years ended November 30, 2008 or 2007, there was no performance bonus for the Chief Executive Officer and none in the Bonus column above;

- The Chief Executive Officer had an option to acquire 4,250,000 common shares at $0.00001 per share, vesting from February 1, 2007 to January 31, 2008. All of these options have been exercised.
- On November 16, 2006, we granted the Chief Executive Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding to date.

2)
We have an agreement, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services.  All amounts are payable monthly.  The contract may be terminated upon six months notice. On November 16, 2006, we granted the Chief Operating Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options are outstanding to date.

3)
Effective January 1, 2009, we entered into an agreement with a three year term to formalize an arrangement for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Goods and Services Tax. The agreement may be terminated upon six months notice by us. On April 27, 2006, the Chief Financial Officer was granted 200,000 options with an exercise price of $0.50 and a three year term. These options are outstanding to date.

4)
Effective March 1, 2007, we entered into an agreement for the services of a Vice President, strategy and business development.  The agreement has a three year term and includes base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date.  100,000 shares were issued by August 31, 2008. The agreement may be terminated upon three months notice. On April 1, 2008, we granted the Vice President 500,000 options with an exercise price of $0.50, a three year term and vesting 50% after twelve months, and 50 % after a further twelve months. These options are not yet exercisable and therefore are outstanding to date.

5)	The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

Officers’ Outstanding Equity Awards At November 30, 2008

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested
(a)	(b)	(c)	(e)	(f)	(h)
J. Douglas Frater	250,000	0	$0.50	Nov 16, 2009	0
Craig Harting	250,000	0	$0.50	Nov 16, 2009	0
Arnold Hughes	200,000	0	$0.50	April 27, 2009	0
Michael Gilbert (1)	0	500,000	$0.50	Mar 31, 2011	$23,000

1)	The option to acquire 500,000 shares vests 50% on March 31, 2009 and 50% on March 31, 2010.

Option Exercises and Stock vested in the Year Ended November 30, 2008

Name	Option Awards		Stock Awards
(a)	Number of Shares Acquird on Exercise # (b)	Value realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
J. Douglas Frater	1,062,500	$860,519	1,062,500	$860,625
Craig Harting	0	0	0	0
Arnold Hughes	0	0	0	0
Michael Gilbert	100,000	$99,999	100,000	$100,000

The following table sets forth information with respect to compensation paid by us to our directors during the year ended November 30, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Elden Schorn (1)	$30,000	0	0	0	0	0	$30,000
Robert Baker (2)	$78,000	0	0	0	0	0	$78,000

1)
Mr. Schorn receives consulting fees of $2,500 monthly from us through Windstone Financial Corporation, a British Columbia corporation which he owns and controls.  On November 16, 2006, we granted Mr. Schorn 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. That option award was outstanding at November 30, 2008.

2)	Mr. Baker receives consulting fees of $6,500 monthly from us through Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls. We granted 675,000 options to Woodburn Holdings on February 1, 2006 with an exercise price of $0.50, a three year term and immediate vesting. On November 16, 2006, we granted Mr. Baker 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. Both of these option awards were outstanding at November 30, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth the fully diluted security ownership of the directors and officers individually and as a group, and of each holder of 5% or more of our common stock as of March 6, 2009:

Name and Address [1]	Number of Shares
Elden Schorn, Director	4,500,000	9.13%
Suite 1247 - 235 Keith Road
West Vancouver, British Columbia
Canada V7T 1L5

Robert M. Baker, Director [2]	4,808,000	9.69%
885 Pyrford Road
West Vancouver, British Columbia
Canada

Craig Harting, Chief Operating Officer	4,500,000	9.13%
2519 San Marcos Avenue
San Diego, CA 92104

J. Douglas Frater , President and Chief Executive Officer	5,000,000	10.04%
Vossemburg 1
Tervuren 3080
Brussels, Belgium

Arnold Hughes, Chief Financial Officer	200,000	0.44%
3523 West King Edward Avenue
Vancouver, British Columbia
Canada V6S 1M4

Michael Gilbert, Vice President	350,000	0.78%
105 Longview Avenue
White Plains, NY 10605

Directors and Officers as a group (6 persons)	19,358,000	30.17%

Timothy Brock [3]	5,571,000	12.08%
5866 Eagle Island
West Vancouver, British Columbia
Canada

LMS CAPITAL (BERMUDA) LIMITED	3,529,412	7.68%
Richmond House, 12 Par-La-Ville Road
Hamilton, HM 11, Bermuda

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Since November 30, 2007, we had the following transactions with a related person, promoter, or control person, as defined in Regulation S-K, Item 404, other than any compensation payments already detailed:

Related Person	Position or Relationship	Loans Advanced by the Related Person (1)	Interest Payable at November 30, 2008	Loans Advanced by the Related Person (2)	Rent and Administrative Services (3)
Elden Schorn	Director	$120,000	$8,679	$120,000	$0
Robert Baker	Director	$194,000	$12,450	$194,000	$0
Doug Frater	President & CEO	$45,455	$2,486	$45,455	$0
Timothy Brock or West Peak Ventures of Canada Limited	Beneficial owner of more than 5% of our common stock	$557,800	$18,730	$715,392	$0
Sweetwater Capital Corp	Company controlled by a Related Person	$85,000	$0	$75,000	$174,804

1)  Amounts shown above are the largest aggregate amounts of principal outstanding during the year ended November 30, 2008. Amounts are unsecured but bear interest at 10% per annum, with monthly compounding to commence at various dates, except those amounts from Sweetwater Capital Corp., which bear no interest. We made no payments of principal or interest during the year ended November 30, 2008.
2)  Amounts shown are the principal amounts outstanding as of February 26, 2009.
3)  Amounts paid to the Related Person.

We believe that each transaction so disclosed was on terms no less favorable to us than could have been obtained from an unaffiliated party. Robert Baker, one of our directors, is the only promoter of our company.

Director Independence

Our directors are Elden Schorn, Chairman, and Robert M. Baker, Secretary.

We do not have any independent directors.

Item 14.    Principal Accounting Fees and Services

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$72,048	Morgan & Company, Chartered Accountants
2007	$74,750	Morgan & Company, Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$	NIL	Morgan & Company, Chartered Accountants
2007		$2,580	Morgan & Company, Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	NIL	Morgan & Company, Chartered Accountants
2007	NIL	Morgan & Company, Chartered Accountants

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	NIL	Morgan & Company, Chartered Accountants
2007	NIL	Morgan & Company, Chartered Accountants

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial Corp.	10-KSB	3/16/06	10.2

10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-KSB	3/16/06	10.3

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency Agreement with West Peak Ventures of Canada Limited.	10-KSB	3/16/06	10.6

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld International Company Ltd.	10-KSB/A-2	8/27/07	10.9

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.2

10.12	Consulting Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.3

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with Windstone Financial Corp.	10-QSB	10/16/06	10.1

10.16	Office Sublease Agreement with MCSI Consulting Services Inc.	10-QSB	10/16/06	10.2

10.17	Consulting Agreement with MCSI Consulting Services Inc.	10-QSB	10/16/06	10.3

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with Murdock Capital Partners Corp.	10-KSB	3/16/07	10.1

10.20	Consulting Agreement with Murdock Capital Partners Corp.	10-KSB	3/16/07	10.2

10.21	Agreement Letter with Pagic LP, West Peak Ventures of Canada Limited and Valcent Products Inc., including Schedule A Product Development Agreement between MK Enterprises LLC and Valcent Products, Inc.	10-KSB/A-2	8/27/07	10.21

10.22	Web Services Agreement with Market Pathways Financial Relations Inc. and Sweetwater Capital Corp. on behalf of us.	10-KSB	3/16/07	10.5

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud Communications LLC.	10-KSB	3/16/07	10.7

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement with Chisholm Brothers International.	10-KSB/A-2	8/27/07	10.27

10.28	Amended Contract for Public Relations - supersedes Exhibit 10.23.	10-KSB	3/16/07	10.11

10.29	Consulting Agreement with New Energy Fund LP.	10-KSB/A-2	8/27/07	10.29

10.30	Cancellation Agreement of Executive Services Agreement.	10-KSB	3/16/07	10.13

10.31	State of Delaware Certificate of Incorporation for Greensteam Acquisition Company Inc.	10-KSB	3/16/07	10.14

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement with David Kahn.	10-KSB	3/16/07	10.16

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and Greensteam Development.	10-QSB	4/16/07	10.18

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of Agreement.	8-K	7/26/07	10.1

10.42	Business Development and Support Services Stakeholders Letter of Agreement.	8-K	7/26/07	10.2

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43

10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44

10.45	Independent Contractor Agreement with Craig Harting.	10-QSB	10/22/07	10.45

10.46	Engagement Letter with Innovator Capital Limited.	10-KSB	3/14/08	10.46

10.47	Program Agreement with Area Energy LLC and Global Greensteam LLC. (portions of the exhibit have been omitted pursuant a request for confidential treatment.)	10-Q	4/09/08	10.47

10.48	License Agreement with Onix Corporation.	10-Q	7/15/08	10.48

10.49	Technology License Agreement with Pagic LP, West Peak Ventures of Canada Ltd. and Vertigro Algae Technologies, LLC.	10-Q	7/15/08	10.49

10.50	Vertigro Algae Technologies, LLC, Limited Liability Company, Operating Agreement.	10-Q	7/15/08	10.50

10.51	Consultant Agreement with C&C Technologies PTY LTD.	10-Q	7/15/08	10.51

10.52	Guaranty between Valcent USA, Inc. Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae Technologies LLC and Valcent Products EU Limited.	10-Q	10/14/08	10.1

10.53	Security Agreement between Valcent Products Inc. (together with its subsidiaries, including Vertigro Algae Technologies LLC) and Platinum Long Term Growth VI, LLC.	10-Q	10/14/08	10.2

10.54	Patent, Trademark and Copyright Security Agreement with Valcent Products, Inc., Valcent USA Inc., Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae Technologies LLC, Valcent Products EU Limited and Platinum Long Term Growth VI, LLC.	10-Q	10/14/08	10.3

10.55	Consulting Agreement with Windstone Financial Corp. dated October 17, 2008.				X

10.56	Consulting Agreement with Woodburn Holdings Ltd. dated October 17, 2008.				X

10.57	First Amendment to Program Agreement dated October 22, 2008 between Aera Energy LLC and Global Greensteam LLC.				X

10.58	Addendum to Purchase and Sale Agreement dated December 5, 2008 between Valcent USA, Inc., Global Green Solutions Inc. and Vertigro Algae Technologies LLC.				X

10.59	Agreement with Korral Partners Limited dated January 26, 2009.				X

10.60	Share Escrow Agreement dated January 9, 2009 between First American Title Company, Aera Energy LLC, Global Greensteam LLC and Global Green Solutions Inc.				X

10.61	Consulting Agreement with Arnold Hughes dated January 1, 2009.				X

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

21.1	Subsidiaries of the Company.	SB-2/A-2	1/03/08	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.2	Disclosure Committee Charter.	10-KSB	3/11/05	99.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 2009.

GLOBAL GREEN SOLUTIONS INC.

BY:	J. DOUGLAS FRATER
J. Douglas Frater, President and Principal Executive Officer

BY:	ARNOLD HUGHES
Arnold Hughes, Principal Accounting Officer, Principal Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

ELDEN SCHORN	Chairman and member of the board of directors	March 13, 2009
Elden Schorn

ROBERT M. BAKER	Secretary and member of the board of Directors	March 13, 2009
Robert M. Baker