Form 10-Q
period 2009-02-28
GLOBAL GREEN SOLUTIONS INC.
filed 2009-04-14
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2009
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8616221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada V6C 1H2
(Address of principal executive offices)

(604) 408-0153
Toll Free (866) 408-0153
(Telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of  1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]    NO [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,176,599 as of April 6, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$103,704	$81,376
Amounts receivable	10,939	75,777
Prepaid expenses	17,225	8,408
	131,868	165,561
Equipment	15,536	21,955

	$147,404	$187,516

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,372,388	$1,299,234
Convertible note, net of discount of $26,528 (Note 4)	73,472	71,273
Loans payable (Note 5)	2,449,743	2,162,142
	3,895,603	3,532,649

Project Funding Advances (Note 3(b))	234,387	-
	4,129,990	3,532,649
Commitments And Contractual Obligations (Note 8)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
44,839,099 common shares at February 28, 2009	448	448
44,801,599 common shares at November 30, 2008

Additional Paid-In Capital	19,293,599	19,072,887
Shares To Be Issued	220,600	220,600
Share Purchase Warrants	736,300	736,300
Deferred Compensation	(402,950)	(457,150)
Deficit Accumulated During The Development Stage	(23,830,583)	(22,918,218)
	(3,982,586)	(3,345,133)

	$147,404	$187,516

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2009	2008	2009

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	256,619	259,299	3,108,204
Finance charges	2,199	-	2,022,468
Interest and bank charges	35,031	3,469	184,128
Office and sundry	63,567	184,325	1,317,743
Professional fees	7,802	48,251	719,362
Project development expenses	301,726	965,733	6,372,154
Stock-based compensation	251,562	486,500	7,266,255
	918,506	1,947,577	20,990,314

Operating Loss, before other income (expense) and minority interest	(918,506)	(1,947,577)	(20,990,314)

Other Income (Expense)
Impairment of advances (Note 3 (a))	-	-	(2,837,160)
Impairment of intangibles	-	-	(357,100)
Interest income	1,041	-	60,046

Loss Before Minority Interest	(917,465)	(1,947,577)	(24,124,528)

Minority Interest In Operations Of Consolidated Subsidiaries	5,100	9,834	293,945

Net Loss	$(912,365)	$(1,937,743)	$(23,830,583)

Basic And Diluted Loss Per Common Share	$(0.02)	$(0.05)

Weighted Average Number Of Common Shares Outstanding	44,808,682	42,655,926

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS ENDED		JUNE 10, 2003 TO
	FEBRUARY 28	FEBRUARY 29	FEBRUARY 28
	2009	2008	2009
Cash Flows (Used In) Provided By: Operating Activities
Net loss for the period	$(912,365)	$(1,937,743)	$(23,830,583)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	6,419	6,402	47,540
Minority interest in operations of consolidated subsidiaries	(5,100)	(9,834)	(293,945)
Non-cash finance charges	2,199	-	2,022,468
Stock-based compensation	251,562	486,500	7,266,255
Non-cash consulting services	23,350	28,486	760,380
Non-cash license fee	-	-	165,000
Non-cash settlement	-	-	19,300
Accrued interest	34,630	-	152,631
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to operating assets and liabilities
Amounts receivable	64,838	(171,091)	(129,939)
Prepaid expenses	(8,817)	59,214	(17,225)
Accounts payable and accrued liabilities	43,967	(91,103)	1,320,347
	(499,317)	(1,629,169)	(9,323,511)
Investing Activities
Acquisition of equipment and intangible asset	-	(5,103)	(63,176)
Pilot project facilities and equipment	-	-	(2,718,160)
	-	(5,103)	(2,781,336)
Financing Activities
Issue of share capital, net of issuance costs	-	2,000,011	7,907,588
Net proceeds from convertible notes	-	-	1,525,000
Advances from minority interest	5,100	19,240	97,445
Loan advances (repayments) - net	287,600	(362,058)	2,449,573
Project Funding Advances	228,945	-	228,945
	521,645	1,657,193	12,208,551
Increase In Cash	22,328	22,921	103,704
Cash, Beginning Of Period	81,376	11,779	-
Cash, End Of Period	$103,704	$34,700	$103,704
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 9)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has primarily been focused on two areas: waste biomass combustion to generate industrial process steam and electrical power, and the production of algae biomass for biofuel feedstock.

The Company conducts a portion of its operations through certain subsidiaries. Global Greensteam LLC, a California corporation owned 100% is developing its Greensteam technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam.  The steam can be used for industrial purposes or to generate electrical power. Global Green Solutions Pty Ltd., a South African corporation owned 60% is marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects. Global Green Solutions Ltd, a United Kingdom corporation owned 100% has no operations or activity other than through its 60% holding in PTY. Three other subsidiaries are inactive.

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) continued development of a joint project to use algae as a source for biofuel feedstock and other products.  The Company in 2008 restructured its operations to focus on its commercial stage Global Greensteam business.  To maximize working capital for its Greensteam projects, GGRN agreed on September 26, 2008 to sell its 50% ownership in VAT to VUI, which is a wholly-owned subsidiary of Valcent Products Inc.  The agreement was not completed prior to the closing date of Mar 27, 2009. As a result, the company is re-evaluating its options with respect to the best use of its interest in VAT. (See Note 3).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $23,830,583 for the period from June 10, 2003 (inception) to February 28, 2009, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its waste biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects, although there are no current plans to do so at this time. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2008. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2008 financial statements has been omitted. The results of operations for the three month period ended February 28, 2009 are not necessarily indicative of results for the entire year ending November 30, 2009.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
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

Financial Instruments and Concentration Risk

The fair value of financial instruments which include cash, amounts receivable, accounts payable and accrued liabilities and loans payable were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments.

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

FEBRUARY 28, 2009
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

FEBRUARY 28, 2009
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

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	a)	Algae Biofuel Project (Continued)

Inc., a wholly owned subsidiary of Valcent, while the Company is to receive $3 million on a priority basis from the net cash flow of the LLC. The Company is to receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period and is included in Shares To Be Issued. The 300,000 shares were issued March 3, 2009.

The preliminary carrying value of the advances totaling $2,718,160 at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations. Costs incurred in connection with the algae biofuel project and charged to project development expenses totaled $74,903 during the three months ended February 28, 2009 (2008: $473,430), $1,192,317 during the year ended November 30, 2008, and $1,110,670 during the year ended November 30, 2007.

On September 26, 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in the LLC to VUI. Under terms of the Agreement, subject to closing within 60 days, the Company was to receive $5 million, less advances made by Valcent on the Company’s behalf through July 31, 2008 pursuant to the LLC’s Operating Agreement (the “Cash Proceeds”), and 5,000,000 common shares of Valcent.  Advances to be deducted from the $5 million were estimated to total $324,000, which would result in Cash Proceeds to the Company of approximately $4,676,000.  Closing of the Agreement was conditional on Valcent obtaining $10 million in a private offering, of which the Cash Proceeds amount was specifically earmarked for payment under the Agreement. The Company was to retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications. The agreement was not completed prior to the closing date of Mar 27, 2009. As a result, the company is re-evaluating its options with respect to the best use of its interest in VAT.

	b)	Waste Biomass Fueled Steam Generation Project

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	b)	Waste Biomass Fueled Steam Generation Project (Continued)

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

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company, on March 31, 2008 and a First Amendment to the Program Agreement, effective October 22, 2008 (the “Amendment”).  The Program Agreement provides for a test, or demonstration unit, which will use Greensteam’s waste-to-steam technology to burn waste biomass to create steam, to be built at a location of the oil and gas company.  The Program Agreement also provides that up to ten commercial scale units could be built, depending on the results of the test unit.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	b)	Waste Biomass Fueled Steam Generation Project (Continued)

the discount ranges from $3.9 million to $5 million.  The difference between the funding advances and the amount of the discount is being recorded as interest over the period to the commencement of delivery of steam from the first commercial scale project. As of February 28, 2009, $228,945 had been advanced from Aera under the terms of the Amendment and $5,442 had been recorded as the estimated interest accrued thereon.

If the demonstration unit fails to meet its specified test requirements as defined in the Amendment, then Greensteam is required to pay to Aera an early termination fee (“ETF”) of $3.9 million, or at Aera’s option, an equal value of stock in the Company (see Note 6(d)).

If the specified test requirements are met, the full scale emissions permit is received, and funding is obtained for a commercial full scale project, but Greensteam fails to implement the full scale period project(s), then the Company is required to pay to Aera an ETF of $3.9 million, or at Aera’s option, an equal value of stock in the Company (see Note 6(d)).

If the demonstration unit is completed and it meets the specified test requirements, but the full scale emissions permit cannot be obtained or the first commercial full scale project cannot be funded, then Greensteam will be required to pay to Aera an ETF of $1.5 million, or at Aera’s option, an equal value of stock in the Company (see Note 6(d)).

Expenditures incurred in connection with the steam generation project and charged to project development costs in the three months ended February 28, 2009 totaled $215,381 (2008: $432,811), $1,673,131 in the year ended November 30, 2008 and $717,895 in the year ended November 30, 2007.

4.	CONVERTIBLE NOTE

On November 7, 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest at the rate of 6% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon were convertible into units at a rate of $0.16 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. None of the note or accrued interest has been converted into common stock. On February 6, 2009, the Company revised certain terms of the note to match a current offering as follows: interest at the rate of 12% per annum compounded annually; convertible into units at the rate of $0.10 per unit.  All other terms remain unchanged.

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized the value of the embedded beneficial conversion feature of $29,412.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital with the resulting debt discount being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated $29,412 to the share purchase warrants issued and $70,588 to the common shares issued.  To February 28, 2009, the Company has recorded accretion of $2,884 and accrued interest of $3,715.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company was indebted to directors, officers, related parties, and other persons as at February 28, 2009 for short term loans totaling $2,449,743 (2008 - $NIL).

	-	Of that total, $1,372,488 is unsecured, non-interest bearing, and with no specific terms of repayment, including $75,000 from a company controlled by a major shareholder.

-
$1,077,255 of the total is due to directors, officers and related parties, is also unsecured, but bears simple interest of 10% per annum, with monthly compounding to commence at maturity dates ranging from April 10, 2009 to December 19, 2009.  To February 28, 2009, the Company has recorded accrued interest of $68,026.

6.	CAPITAL STOCK

	a)	Common Stock

During the three months ended February 28, 2009, the Company issued 37,500 shares with a fair value of $3,750 in connection with a consulting agreement, all of which was expensed in the period.

	b)	Stock Options

During the three months ended February 28, 2009, the Company had the following stock option activity:

The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share.  In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $171,750.  This amount will be expensed on a straight-line basis over the related option vesting period or service contract period.

To February 28, 2009, the Company has expensed $167,270 of this fair value and $4,480 will be recorded on the future vesting of these options.

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

As of February 28, 2009, the Company has expensed $254,235 (November 30, 2008: 204,543) of this fair value and $225,065 (November 30, 2008: $274,757) will be recorded on the future vesting of these options.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	b)	Stock Options (Continued)

To February 28, 2009, the Company has expensed $1,236,550 (November 30, 2008:$1,201,950) of this fair value, $164,300 (November 30, 2008:$198,900) has been recorded as deferred compensation in stockholders’ equity, and $97,200 relates to options which were forfeited prior to vesting.

		The following table provides certain information with respect to the above stock options that are outstanding and exercisable at February 28, 2009:

			Stock options	Stock Options	Weighted Average
		Exercise	Issued and	Outstanding and	Remaining
		Price	Outstanding	Exercisable	Contractual Life

		$0.50	200,000	200,000	0.15 years
		$0.50	1,100,000	1,100,000	0.71 years
		$0.50	500,000	500,000	0.79 years
		$0.50	15,000	15,000	1.38 years
		$0.50	500,000	-	1.08 years
		$0.50	300,000	-	1.17 years
		$1.00	300,000	300,000	0.88 years
		$1.00	300,000	300,000	1.13 years
		$1.00	200,000	200,000	1.33 years
		$0.20	2,660,000	2,660,000	2.90 years
		$0.20	100,000	-	2.90 years
		$0.20	675,000	675,000	2.94 years

			6,850,000	5,950,000

		The Company’s stock option activity for the periods ended February 28, 2009 and November 30, 2008 is as follows:

			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	Balance outstanding, November 30, 2007		5,977,500	$0.49	1.64 years
	Granted during the year		999,850	0.42
	Expired / forfeited during the year		(212,500)	1.03
	Exercised during the year		(1,374,850)	0.02
	Balance outstanding, November 30, 2008		5,390,000	0.57	0.91 years
	Granted during the period		3,435,000	0.20
	Expired / forfeited during the period		(1,975,000)	0.50
	Exercised during the period		-	-
	Balance outstanding, February 28, 2009		6,850,000	$0.41	2.01 years

As at February 28, 2009, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $NIL and the AIV of options exercised during the period ended February 28, 2009 was $NIL.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	c) Share Purchase Warrants

		The Company’s share purchase warrant activity for the periods ended February 28, 2009 and November 30, 2008 is as follows:
					Weighted Average
			Number of	Weighted Average	Remaining
			Warrants	Exercise Price	Contractual Life

		Balance, November 30, 2007	6,654,012	$1.11	0.67 years
		Granted during the year	1,176,471	1.50
		Expired during the year	(5,995,188)	1.10
		Exercised during the year	(200,000)	0.50

		Balance, November 30, 2008	1,635,295	1.49	1.86 years
		Granted during the period	-	-
		Expired during the period	-	-
		Exercised during the period	-	-

		Balance, February 28, 2009	1,635,295	$1.49	1.62 years

		The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at February 28, 2009:

		Exercise Prices	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
		$1.40	150,000	2.67 years
		$1.50	250,000	0.40 years
		$1.50	58,824	0.75 years
		$1.50	1,176,471	1.78 years
			1,635,295

	d)	Restricted Common Shares in Escrow

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three months ended February 28, 2009, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at February 28, 2009 that are not disclosed elsewhere in these financial statements:

	-	The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $193,832 (2008 - $189,979).
	-	The Company paid or accrued $29,282 (2008 - $44,967) in rent and administration fees to a company controlled by a significant shareholder of the Company.
-
$708,274 (2008 - $65,756) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at February 28, 2009:

	a)	The Company entered into the following agreements with officers, employees and consultants:

i)
Effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Europe. This agreement superseded an earlier agreement was that was cancelled by mutual consent. The fees for providing the services are as follows:

		•	Base compensation of $10,791 (8,500 Euros) per month;
		•	Office rent of $1,523 (1,200 Euros) per month;
		•	$2,539 (2,000 Euros) monthly for European Social costs.
		•	An annual performance bonus of 1% of net profit.
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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

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

vii)
Effective January 1, 2009, with a three year term for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Goods and Services Tax. The agreement may be terminated upon six months notice by the Company.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

d)
Effective January 1, 2009, the Company entered into an agreement with a consultant for the provision of investor relations services for an initial term of six months.  Compensation is 37,500 restricted common shares per month.  The agreement may be extended by mutual agreement after the initial term, in which event compensation will be $5,000 per month.  The agreement then may be terminated on thirty days notice.  The first 37,500 shares were issued on February 11, 2009. Another 37,500 shares were issued on March 23, 2009.

e)
On January 29, 2009, the Company entered into an agreement for services to assist the Company in raising project and other financing.  The agreement includes a monthly fee of $8,723 (£6,000) and may be terminated on sixty days notice.

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended February 28, 2009 the Company entered into an agreement for consulting services which included as compensation 37,500 restricted common shares with a combined fair value of $3,750 which was expensed.

During the three months ended February 29, 2008:
-
The Company entered into an agreement for consulting services which included as partial compensation 40,000 restricted common shares with a combined fair value of $31,600 of which $2,086 was expensed in the period and $29,514 was recorded as deferred compensation;

	-	1,000,000 unit purchase warrants with a fair value of $140,000 were issued and included in a private placement.

10.	SEGMENTED INFORMATION

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENTED INFORMATION (Continued)

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those for the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

		Three Months Ended
		February 29, 2009	February 29, 2008
	Operating Loss

	Algae biofuel project	74,903	473,430
	Waste biomass-fueled steam and electric power generation projects	215,381	432,811
	Other	11,442	59,492

	Total reportable segments	301,726	965,733
	Corporate and other	616,780	981,844
	Total operating loss
		$918,506	$1,947,577

11.	SUBSEQUENT EVENTS

On March 2, 2009 the Company issued convertible notes (the “notes”) in the aggregate amount of $129,405 due and payable on March 2, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.

On March 22, 2009 the Company and a lender renegotiated the terms of an unsecured, non-interest bearing loan with no specific terms of repayment. The outstanding balance of the loan at February 28, 2009 was $75,000, which was subsequently reduced to $44,000.  The loan now bears simple interest of 10% per annum from the date the loan advances were received, with monthly compounding to commence at maturity, being December 22, 2009, and to continue until the full amount of the principal and any accumulated interest is paid. To February 28, 2009, the Company has recorded $NIL accrued interest for this loan.

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

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has been primarily focused on two areas: the production of algae biomass for biofuel feedstock (“Vertigro Algae Technologies” or “VAT”); and biomass combustion to generate industrial process steam and electrical power (“Greensteam”).

▪
Greensteam uses a high thermal efficiency, low air emission technology to economically generate renewable steam from waste biomass, primarily wood and crop waste. The steam is to be sold under long term contract for industrial process heat and for electrical power co-generation.

▪	VAT is the entity through which we and our 50% partner, Valcent USA, Inc. (“VUI”) continued development of a joint project to use algae as a source for biofuel feedstock and other products.

We restructured our operations in 2008 to focus on our commercial stage Global Greensteam business.  To maximize working capital for our Greensteam projects, we agreed on September 26, 2008 to sell our 50% ownership in VAT to VUI. We were to retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications. The agreement was not completed prior to the closing date and has expired as of March 25, 2009. As a result, we are re-evaluating our options with respect to the best use of our interest in VAT.

Results of Operations

Balance Sheet at February 28, 2009 compared to November 30, 2008

▪
Amounts receivable decreased due to the fact that our 2007 Goods and Services Tax return was being audited at November 30, 2008 and the 2008 return had not yet been filed. The receivable balance for both fiscal years was received prior to February 28, 2009.

▪	Prepaid expenses increased due to the prepaid portion of a retainer paid to our auditors.
▪	Accounts payable increased due to certain ongoing expenses continuing to be accrued, not paid, and overall timing of due dates of payable amounts.
▪	Additional loans were received in the quarter and were key to enabling us to meet ongoing funding requirements.
▪	Project funding advances were received in the quarter from Aera Energy LLC under the terms of our agreement with Aera to build a Greensteam demonstration unit.

Statement of Operations - Quarter ended February 28, 2009 compared to quarter ended February 29, 2008

▪
Interest and bank charges increased as a result of the accrual of interest in the current quarter on loans payable and project funding advances. No similar liabilities existed in the prior year’s quarter, so no interest was accrued.

▪
Office and sundry expenses decreased in Q1/09 compared to Q1/08 mainly as a result of a number of one time costs in Q1/08 with no equivalent in Q1/09, e.g. conference sponsorship, email marketing program, marketing materials, insurance.

▪	Professional fees decreased mainly due to timing of certain external accounting fees and audit retainer, plus one-time legal costs in Q1/08.
▪
Project development costs decreased due to 1) our VAT project essentially being in maintenance mode in Q1/09, pending resolution of the conditional sale of our 50% interest in that project, and 2) Greensteam engineering work on the commercial scale project being largely completed by Q1/09 , resulting in a significant drop in third party engineering and design work, combined with an intentional slowdown in design and engineering work on the quarter-scale demonstration unit, necessitated by funding limitations.

▪
Q1/09 stock-based compensation includes the amortization of the fair value of vested options granted in the quarter, plus the amortization of the fair value of shares and options granted in prior periods. The equivalent Q1/08 expense is comprised of the amortization of the fair value of options granted prior to that quarter, as no options were granted in the period. The single biggest difference is the $230K amortization expense in Q1/08 of options from May 2006, with no equivalent expense in Q1/09, as the options were fully amortized by then.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

▪	We estimate that our funding requirement for general and administrative expenditures and business development through February 28, 2010 will total approximately $1.7 million.
▪	We estimate that our Greensteam demonstration project will require approximately $2.7 million from us through February 28, 2010.
▪
$3 million is being contributed to the pilot project costs over the same period by Aera Energy LLC. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the first commercial scale unit.

▪
We estimate that the full scale, commercial units that are the revenue producing components of the Aera project will require approximately $1.1 million from us in pre-construction expenditures through February 28, 2010.

▪
Construction of the first of up to 10 full scale commercial units is planned to start in Q1, 2010. Capital costs for the full scale project are estimated to be $23 million in 2010 and $54 million in 2011. Project funding efforts are underway but no funding is currently in place for the full scale project.

▪
Given that the sale of our 50% share of VAT was not completed and that we are currently evaluating the best use of our interest in that project, our share of costs for VAT going forward can not reasonably be determined at this time.

We are still a development stage company, have incurred a deficit of $23,830,583 from inception to February 28, 2009 and have no cash flows from operations. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources. We will have a serious liquidity issue until major funding is obtained, sufficient to cover project capital costs and ongoing corporate operating expenses. First cash flows will be achieved when the first commercial scale Greensteam unit is completed and producing revenue, which is expected to be in Q4 of 2010. We are pursuing funding initiatives through a variety of sources. Our expectation is that the full scale Greensteam Aera project will be primarily funded by a combination of debt and project equity rather than equity in Global Green Solutions Inc.

Our current lack of liquidity, if continued, will prevent us from moving ahead with our key projects and will create serious doubt regarding our ability to continue as a going concern. To February 28, 2009, we had received short term loans totaling $2,449,743 from various persons, including directors, officers, and related parties. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development and marketing of our projects.

We plan to continue actively developing our Greensteam biomass combustion projects. We must obtain financing for the development and marketing of these projects through the issuance of common shares or debt securities, or by selling interests in the projects. No revenue is expected until mid-2009, from the first Greensteam unit, the quarter scale demonstration unit which is to be constructed under the agreement signed March 31, 2008 with Aera Energy LLC, an oil and gas company in California (“Aera”).  Capital costs and operating costs for testing of the demonstration unit are estimated to total $5.7 million.  Aera will provide up to $3 million of the capital costs, to be repaid through reduced pricing of steam sales to Aera from the first commercial scale unit, expected to start in Q2 of 2010.  $234,387 had been advanced by Aera as of February 28, 2009. We need to raise the remaining $2.7 million in order to proceed with construction and testing of the demonstration unit.

Two Greensteam projects in South Africa are in advanced stages of negotiation.  If a contract is concluded, the first project would be expected to commence in July, 2009.  Capital costs required for this project are estimated at $28.8 million, of which $8.6 million will be required within the twelve months ending August 31, 2010, along with an estimated $300,000 of project development costs. The second project would then commence in October, 2009 with an estimated cost of $23.4 million.  Based on discussions to date with financing sources in South Africa, we expect that the majority of financing for the South African projects will be made available through a combination of debt and project equity from within that country.

We are pursuing a number of project and equity financing opportunities to address the forgoing requirements. We believe that our current Greensteam projects are particularly suitable for debt financing, having hard assets and a relatively short build time per unit, followed by immediate cash flow as each unit comes into production. The fact that our Greensteam subsidiary has now signed a definitive agreement with a major oil and gas company significantly increases, in our view, the likelihood of obtaining the required financing to commence construction of the demonstration unit in California.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of April, 2009.

GLOBAL GREEN SOLUTIONS INC.

BY:	DOUG FRATER
J. Douglas Frater, President and Principal Executive Officer,

BY:	ARNOLD HUGHES
Arnold Hughes, Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.