Form 10-Q
period 2009-07-14
GLOBAL GREEN SOLUTIONS INC.
filed 2009-07-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA                                                                                     20-8616221
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
YES [  ]    NO [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,281,099 as of July 2, 2009.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$2,736	$81,376
Amounts receivable	16,926	75,777
Prepaid expenses	6,933	8,408
	26,595	165,561
Equipment	9,118	21,955

	$35,713	$187,516

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,583,806	$1,299,234
Convertible notes, net of discount (Note 4)	358,090	71,273
Loans payable (Note 5)	2,447,360	2,162,142
	4,389,256	3,532,649

Project Funding Advances (Note 3(b))	429,344	-
	4,818,600	3,532,649
Commitments And Contractual Obligations (Note 8)
Subsequent Events (Note 11)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 common shares, par value $0.00001 per share
Issued and outstanding:
45,368,599 common shares at May 31, 2009	454	448
44,801,599 common shares at November 30, 2008

Additional Paid-In Capital	19,674,887	19,072,887
Shares To Be Issued (Notes 3(a) and 8)	58,788	220,600
Share Purchase Warrants	736,300	736,300
Deferred Compensation	(348,500)	(457,150)
Deficit Accumulated During The Development Stage	(24,905,266)	(22,918,218)
	(4,782,887)	(3,345,133)

	$35,713	$187,516

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 10, 2003
	THREE MONTHS ENDED		SIX MONTHS ENDED		TO
	MAY 31		MAY 31		MAY 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	254,153	417,877	510,772	677,176	3,362,357
Finance charges	11,179	-	13,378	-	2,033,647
Interest and bank charges	71,157	2,372	106,188	5,841	255,285
Office and sundry	107,968	138,425	171,535	322,750	1,425,711
Professional fees	89,412	86,615	97,214	134,866	808,774
Project development expenses	458,375	891,551	760,101	1,857,284	6,830,529
Stock-based compensation	87,539	86,651	339,101	573,151	7,353,794
	1,079,783	1,623,491	1,998,289	3,571,068	22,070,097

Operating Loss, Before Other Income (Expense) and Minority Interest	(1,079,783)	(1,623,491)	(1,998,289)	(3,571,068)	(22,070,097)

Other Income (Expense)
Impairment of intangibles	-	-	-	-	(357,100)
Impairment of advances for pilot project	-	-	-	-	(2,837,160)
Interest income	-	-	1,041	-	60,046

Loss Before Minority Interest	(1,079,783)	(1,623,491)	(1,997,248)	(3,571,068)	$(25,204,311)

Minority Interest In Operations of Consolidated Subsidiaries	5,100	8,857	10,200	18,691	299,045

Net Loss	$(1,074,683)	$(1,614,634)	$(1,987,048)	$(3,552,377)	$(24,905,266)

Basic And Diluted Loss Per Common
Share	$(0.02)	$(0.04)	$(0.04)	$(0.08)

Weighted Average Number Of Common
Shares Outstanding	45,194,632	43,780,553	45,003,778	43,221,313

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
	SIX MONTHS ENDED		JUNE 10, 2003
	MAY 31		TO MAY 31, 2009
	2009	2008
Cash Flows (Used In) Provided By: Operating Activities
Net loss for the period	$(1,987,048)	$(3,552,377)	$(24,905,266)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	12,837	13,229	53,958
Minority interest in operations of consolidated subsidiaries	(10,200)	(18,691)	(299,045)
Non-cash finance charges	13,378	-	2,033,647
Stock-based compensation	339,101	573,151	7,353,794
Non-cash consulting services	54,851	108,260	791,881
Non-cash license fee	-	165,000	165,000
Non-cash settlement	-	-	19,300
Accrued interest	78,118	-	196,119
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to operating assets and liabilities
Amounts receivable	58,851	(125,862)	(135,926)
Prepaid expenses	1,475	59,309	(6,933)
Accounts payable and accrued liabilities	240,252	455,200	1,516,632
	(1,198,385)	(2,322,781)	(10,022,579)
Investing Activities
Acquisition of equipment and intangible asset	-	(5,103)	(63,176)
Pilot project facilities and equipment	-	-	(2,718,160)
	-	(5,103)	(2,781,336)
Financing Activities
Issue of share capital, net of issuance costs	-	2,106,262	7,907,588
Net proceeds from convertible notes	421,655	-	1,946,655
Advances from minority interest	10,200	28,097	102,545
Loan advances - net	285,218	189,532	2,447,191
Project funding advances	402,672	-	402,672
	1,119,745	2,323,891	12,806,651
Increase (Decrease) In Cash	(78,640)	(3,993)	2,736
Cash, Beginning of Period	81,376	11,779	-
Cash, End of Period	$2,736	$7,786	$2,736
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 9)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

The Company conducts a portion of its operations through certain subsidiaries. Global Greensteam LLC, a California corporation owned 100%, is developing its Greensteam technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam.  The steam can be used for industrial purposes or to generate electrical power. Global Green Solutions Pty Ltd., a South African corporation owned 60%, is marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects. Global Green Solutions Ltd, a United Kingdom corporation owned 100%, has no operations or activity other than through its 60% holding in PTY. Three other subsidiaries are inactive.

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) have continued development of a joint project to use algae as a source for biofuel feedstock and other products.  In 2008, the Company restructured its operations to focus on its commercial stage Global Greensteam business.  To maximize working capital for its Greensteam projects, GGRN agreed in September, 2008 to sell its 50% ownership in VAT to VUI, which is a wholly-owned subsidiary of Valcent Products Inc.  The agreement was not completed prior to the closing date in March, 2009. As a result, the Company, through its management participation in VAT, is evaluating alternative strategies for conducting ongoing development, including pursuing renewable energy grants and working with new strategic partners.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $24,905,266 for the period from June 10, 2003 (inception) to May 31, 2009, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its waste biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and / or debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2008. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2008 financial statements has been omitted. The results of operations for the six month period ended May 31, 2009 are not necessarily indicative of results for the entire year ending November 30, 2009.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

Financial Instruments and Concentration Risk
The fair value of financial instruments which include cash, amounts receivable, accounts payable and accrued liabilities and loans payable were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.

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

MAY 31, 2009
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

Product Development Costs
Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project.  If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned.  At May 31, 2009, the Company had no deferred product development costs.

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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

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

The agreement required the Company to contribute up to $3 million to cover the estimated cost of the plant, with any further costs to be shared 50/50 with Valcent. The method of recovering the $3 million initial startup loan capital was to be determined in the final, definitive agreement. Costs incurred to November 30, 2007 in connection with the advances made by the Company, were for (i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; and (iv) general and administrative expenses.

In May, 2008, the Company and Valcent formalized an agreement to continue the development of the project through Vertigro Algae Technologies, LLC (the “LLC”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) (“VUI”) each own 50 percent. Under that agreement, the existing assets are transferred to Valcent Manufacturing Inc., a wholly owned subsidiary of Valcent, while the Company is to receive $3 million on a priority basis from the net cash flow of the LLC. The Company is to receive 70% of any such net cash flow until it has received $3 million in excess of its percentage interest of such cash flow. In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period and is included in Shares To Be Issued at November 30, 2008. The 300,000 shares were issued March 3, 2009.

The preliminary carrying value of the advances totaling $2,718,160 at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations. Costs incurred in connection with the algae biofuel project and charged to project development expenses totaled $129,482 during the six months ended May 31, 2009 (2008: $1,003,826) and, $1,192,317 during the year ended November 30, 2008.

In September 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in the LLC to VUI. Under terms of the Agreement, the Company was to receive $5 million, less advances made by Valcent on the Company’s behalf through July 31, 2008 pursuant to the LLC’s Operating Agreement (the “Cash Proceeds”), and 5,000,000 common shares of Valcent.  Advances to be deducted from the $5 million were estimated to total $324,000, which would result in Cash Proceeds to the Company of approximately $4,676,000.  Closing of the Agreement was conditional on Valcent obtaining $10 million in a private offering, of which the Cash Proceeds amount was specifically earmarked for payment under the Agreement. The Company was to retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications. The agreement was not completed prior to the closing date in March, 2009. As a result, the Company, through its management participation in VAT, is evaluating alternative strategies for conducting ongoing development, including pursuing renewable energy grants and working with new strategic partners.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

600,000 shares of the Company to be issued to the initial 38% interest holder as contingent consideration will now be issued as follows:

i)150,000 shares upon delivery of commercial steam generation from the first unit after successful experimental testing and operational permitting and accepted by the customer purchasing the steam as the steam production commencement date;

ii)150,000 shares upon delivery of commercial steam generation from the fourth unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date;

iii)150,000 shares upon delivery of commercial steam generation from the seventh unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date;

iv)150,000 shares upon delivery of commercial steam generation from the tenth unit after successful operational testing and accepted by the customer purchasing the steam as the steam production commencement date.

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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

b)         Waste Biomass Fueled Steam Generation Project (Continued)

The consideration to be paid by the Company to third parties in connection with the acquisition agreement is the issuance of 4 million shares as follows:

-150,000 shares of restricted common stock upon execution of the definitive agreement (issued in the year ended November 30, 2007);
-850,000 shares of restricted common stock upon execution of a steam supply contract or similar contract with a major oil company;
-500,000 shares of restricted common stock if the initial steam generating unit achieves reasonably acceptable commercial production;
-500,000 shares of restricted common stock upon the earlier of (a) the one year anniversary of the execution of a steam supply contract, or (b) commissioning of a 4th steam generating unit;
-1,000,000 shares of restricted common stock upon the earlier of (a) the commissioning of the 10th steam generating unit or (b) the second anniversary of the steam supply contract;
-1,000,000 shares of restricted common stock upon the earlier of (a) commissioning of the 15th steam generating unit or (b) the second anniversary of the execution of a steam supply contract.

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

The demonstration unit will be approximately one-quarter the size of the commercial scale units and is expected to cost approximately $7 million.  Under the terms of the Amendment, up to $3 million of this cost will be contributed by Aera.  That amount is to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units.  Depending on the completion date of the first commercial scale project, the amount of the discount ranges from $3.9 million to $5 million.  The difference between the funding advances and the amount of the discount is being recorded as interest over the period to the commencement of delivery of steam from the first commercial scale project. As of May 31, 2009, $402,672 had been advanced from Aera under the terms of the Amendment and $26,672 had been recorded as the estimated interest accrued thereon.

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

MAY 31, 2009
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

Expenditures incurred in connection with the steam generation project and charged to project development costs in the six months ended May 31, 2009 totaled $593,112 (2008: $746,085) and $1,673,131 in the year ended November 30, 2008.

4.	CONVERTIBLE NOTES

On November 7, 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest at the rate of 6% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.16 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the note or accrued interest has been converted into units. On February 6, 2009, the Company revised certain terms of the note to match a current offering as follows: interest at the rate of 12% per annum compounded annually; convertible into units at the rate of $0.10 per unit.  All other terms remain unchanged.

The Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $435,405 on March 2, 2009 ($129,405) and March 30 ($306,000) due and payable respectively on March 2, 2011 and March 30, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid a total of $13,750 in finder’s fees.

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized the value of the embedded beneficial conversion feature of $29,412 in connection with the 2008 note and $148,216 in connection with the 2009 notes.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital.  The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components.  To May 31, 2009, the Company has recorded accretion of $14,063 and accrued interest of $16,806.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company was indebted to directors, officers, related parties, and other persons as at May 31, 2009 for short term loans totaling $2,447,360. (November 30, 2008: $2,162,142)
- Of that total, $1,231,106 is unsecured, non-interest bearing, and with no specific terms of repayment.
- $1,081,256 of the total is due to directors, officers and related parties, bears simple interest of 10% per annum, with monthly compounding to commence at maturity dates ranging from
    April 15,2009 to December 22, 2009.
- One loan in the amount of $57,800 due April 15, 2009 and another in the amount of $135,000 due June 27, 2009 have been extended by mutual agreement. New due dates for those loans are to be determined.
- To May 31, 2009, the Company has recorded accrued interest of $102,970.

6.	CAPITAL STOCK

a) Common Stock

    During the six months ended May 31, 2009 the Company:
    i) issued 150,000 shares with a fair value of $12,263 in connection with a consulting agreement, all of which was expensed in the period.  In addition, a further 37,500 common shares with a fair value of $3,188 were issuable as of May 31, 2009 and are included in Shares To Be Issued (issued June 5, 2009)
   ii) issued 300,000 shares previously recorded as issuable in connection with the Algae Biofuel Project as described in Note 3 a).
  iii) issued 111,7000 shares with an estimated fair value of $7,126 in settlement of $7,126 of trade payables resulting in no gain or loss on settlement.

b) Stock Options

During the six months ended May 31, 2009, the Company had the following stock option activity:
  i) The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share.  In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $171,750.  This amount will be expensed on a straight-line basis over the related option vesting period or service contract period.
 ii) To May 31, 2009, the Company has expensed $168,530 of this fair value and $3,220 will be recorded on the future vesting of these options.

During the year ended November 30, 2008, the Company had the following stock option activity:
  i) The Company granted a total of 999,850 stock options at exercise prices ranging from $0.00001 to $0.50 per share.  In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $479,300.  Of this amount, $460,000 will be expensed on a straight-line basis, over the related option vesting period or service contract period and the remaining $19,300 was recorded as debt settlement consideration in connection with the settlement of $19,500 owing under a consulting agreement.
 ii) As of May 31, 2009, the Company has expensed $305,414 (November 30, 2008: $204,543) of this fair value and $173,886 (November 30, 2008: $274,757) will be recorded on the future vesting of these options.

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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

b) Stock Options (Continued)

To May 31, 2009, the Company has expensed $1,271,650 (November 30, 2008:$1,201,950) of this fair value, $129,200 (November 30, 2008:$198,900) has been recorded as deferred compensation in stockholders’ equity, and $97,200 relates to options which were forfeited prior to vesting.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at May 31, 2009:

Exercise Prices	Stock Options Issued and Outstanding	Stock Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life

$0.50	1,100,000	1,100,000	0.46 years
$0.50	500,000	500,000	0.54 years
$0.50	15,000	15,000	1.13 years
$0.50	500,000	250,000	0.83 years
$0.50	300,000	150,000	0.92 years
$1.00	300,000	300,000	0.63 years
$1.00	300,000	300,000	0.88 years
$1.00	200,000	200,000	1.07 years
$0.20	2,660,000	2,660,000	2.64 years
$0.20	100,000	25,000	2.64 years
$0.20	675,000	675,000	2.69 years

	6,650,000	6,175,000

The Company’s stock option activity for the periods ended May 31, 2009 and November 30, 2008 is as follows:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance outstanding, November 30, 2007	5,977,500	$0.49	1.64 years
Granted during the year	999,850	0.42
Expired / forfeited during the year	(212,500)	1.03
Exercised during the year	(1,374,850)	0.02
Balance outstanding, November 30, 2008	5,390,000	0.57	0.91 years
Granted during the period	3,435,000	0.20
Expired / forfeited during the period	(2,175,000)	0.50
Exercised during the period	-	-
Balance outstanding, May 31, 2009	6,650,000	$0.41	1.81 years

As at May 31, 2009, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $NIL and the AIV of options exercised during the period ended May 31, 2009 was $NIL.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

c) Share Purchase Warrants
The Company’s share purchase warrant activity for the periods ended May 31, 2009 and November 30, 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, November 30, 2007	6,654,012	$1.11	0.67 years

Granted during the year	1,176,471	1.50
Expired during the year	(5,995,188)	1.10
Exercised during the year	(200,000)	0.50

Balance, November 30, 2008	1,635,295	1.49	1.86 years
Granted during the period	-	-
Expired during the period	-	-
Exercised during the period	-	-

Balance, May 31, 2009	1,635,295	$1.49	1.36 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at May 31, 2009:

Exercise Prices	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$1.40	150,000	2.42 years
$1.50	250,000	0.15 years
$1.50	58,824	0.50 years
$1.50	1,176,471	1.53 years
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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the six months ended May 31, 2009, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at May 31, 2009 that are not disclosed elsewhere in these financial statements:

- The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $372,496 (2008 - $379,764).
- The Company paid or accrued $58,192 (2008 - $89,991) in rent and administration fees to a company controlled by a significant shareholder of the Company.
- $814,809 (November 30, 2008 - $547,877) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at May 31, 2009:

a) The Company entered into the following agreements with officers, employees and consultants:

i) Effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive
   Officer, as well as office premises for the Company in Europe. The  fees for providing the services are as follows:
▪ Base compensation of $12,030 (8,500 Euros) per month;
▪ Office rent of $1,698 (1,200 Euros) per month;
▪ $2,831 (2,000 Euros) monthly for European Social costs.
▪ An annual performance bonus of 1% of net profit.
The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.
       ii) On July 13, 2007, effective from March 1, 2007, for the services of a Vice President, strategy and business development.  The agreement has a three year term and includes base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date 100,000 shares were issued by August 31, 2008.  Additional bonus stock options may be issued upon the Company initiating a bonus plan.  The agreement may be terminated upon three months notice.
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

MAY 31, 2009
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

b) Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe.  Compensation under this agreement was comprised of an engagement fee of $10,500; $10,500 monthly; and 40,000 restricted common shares of the Company per quarter, in advance.  The agreement was terminated in
    May, 2008.  However a settlement has not been reached with the service provider.  80,000 restricted common shares with a combined fair value of $55,600 were expensed in the year ended
    November 30, 2008 and are included in Shares To Be Issued.

   On July 6, 2009, the Company was served with a claim instituted in the United Kingdom by the service provider.The claim alleges that the agreement was discharged in June, 2008 as the result of a repudiatory breach of the agreement by the Company in May, 2008. The claim includes the engagement fee and the retainer fee as provided for in the agreement, damages for breach of the agreement, interest and costs. It also includes unspecified damages for the loss of opportunity to obtain commissions and warrants in connection with possible financings. The total value of the claim excluding interest, costs, and the unspecified damages is approximately $140,000, plus 160,000 shares of the Company. The Company has not yet formally responded to the claim.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

c) Effective January 1, 2009, the Company entered into an agreement with a consultant for the provision of investor relations services for an initial term of six months.  Compensation is 37,500 restricted common shares per month.  The agreement may be extended by mutual agreement after the initial term, in which event compensation will be $5,000 per month.  The agreement then may be terminated on thirty days notice.  The first 37,500 shares were issued on February 11, 2009.  Another 37,500 shares were issued on March 23, 2009.

d) On January 29, 2009, the Company entered into an agreement for services to assist the Company in raising project and other financing.  The agreement includes a monthly fee of $8,723
    (£6,000) and may be terminated on sixty days notice.

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended May 31, 2009:
- The Company entered into an agreement for consulting services which included as compensation 187,500 restricted common shares with a combined fair value of $15,451 which was expensed. 37,500 of those shares, with a fair value of $3,188, were issued in June 2009 and are included in Shares To Be Issued.
- The Company issued 117,000 restricted common shares with a combined fair value of $7,126 in settlement of a debt totaling $7,126.
-  The Company recoginzed the value of the embedded beneficial conversion feature of $148,216 in respect of convertible notes totaling $435,405.

During the six months ended May 31, 2008:
- The Company entered into an agreement for consulting services which included as partial compensation 40,000 restricted common shares with a combined fair value of $31,600 which was expensed in the period;
- In connection with a license technology agreement entered into by the Company’s subsidiary, Vertigro Algae Technologies LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period and the shares were issued in March 2009;
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

a)  Algae Biofuel Project

This project involves the development to use algae as a source for biofuel feedstock and other products. Through its management participation in VAT, the Company is evaluating alternative strategies for conductiong ongoing development, including pursuing renewable energy grants and working with strategic partners.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

10.	SEGMENTED INFORMATION (Continued)

b)  Waste Biomass – Fueled Steam Generation Projects

   This project involves the project and technology development and marketing of renewable energy systems that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power.  One contract is in the early commercial stage in the United States. Negotiations for two Greensteam projects in South Africa are on hold pending an improved business climate in that country and strategic decisions by the potential steam sale agreement customer, a large global pulp and paper company.

         Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those for the consolidated company, as described in
         Note 2, Summary of Significant Accounting Policies. The  corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs, including stock-based compensation.

	Three Months Ended May 31		Six Months Ended May 31
	2009	2008	2009	2008
Operating Loss

Algae biofuel project	$67,451	$530,396	$142,354	$1,003,826
Waste biomass-fueled steam and electric power generation projects	377,731	313,274	593,112	746,085
Other	13,193	47,881	24,635	107,373

Total reportable segments	458,375	891,551	760,101	1,857,284
Corporate and other	621,408	731,940	1,238,188	1,713,784
Total operating loss	$1,079,783	$1,623,491	$1,998,289	$3,571,068

11.	SUBSEQUENT EVENTS

Effective May 15, 2008, the Company entered into an agreement for investor relations services for a twelve month term. Compensation under this agreement consisted of $10,000 monthly plus 300,000 restricted common shares with a fair value of $165,000 issued at the inception of the agreement. Entitlement to the shares vested on the basis of 25,000 shares per month to the end of the term or to the point the agreement is terminated, if earlier. The agreement was cancelled by mutual agreement as of August 15, 2008 and 75,000 restricted common shares with a combined fair value of $41,250 were expensed in the year ended November 30, 2008. During the current period, the parties were negotiating the settlement of other amounts owing to the consultant and the potential return of the unearned restricted common shares to the Company for cancellation. In July, 2009 an agreement was reached whereby 125,000 shares were returned to the Company’s treasury and the total payable to the consultant of $6,693 was considered to be settled.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONSAND RESULTS OF OPERATIONS.

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

We restructured our operations in 2008 to focus on our commercial stage Global Greensteam business.  To maximize working capital for our Greensteam projects, we agreed on September 26, 2008 to sell our 50% ownership in VAT to VUI. We were to retain rights for the commercial deployment of VAT technology when integrated with Greensteam projects and specific biomass power generation applications. The agreement was not completed prior to the closing date and expired as of March 25, 2009. As a result, through our management participation in VAT, we are evaluating alternative strategies for conducting ongoing development, including pursuing renewable energy grants and working with new strategic partners.

Results of Operations

Balance Sheet at May 31, 2009 compared to November 30, 2008

▪
Amounts receivable decreased due to the fact that our 2007 Goods and Services Tax return was being audited at November 30, 2008 and the 2008 return had not yet been filed. The receivable balance for both fiscal years was received in the period ended May 31, 2009.

▪	Accounts payable increased due to certain ongoing expenses continuing to be accrued, and overall timing of due dates of payable amounts.
▪
We issued convertible notes with a face value of $435,405 in the period ended May 31, 2009. The balance sheet amount is net of finders’ fees and the fair value of the embedded beneficial conversion feature.

▪	Additional loans were received in the period, enabling us to meet ongoing funding requirements.
▪	Project funding advances were received in the quarter from Aera Energy LLC under the terms of our agreement with Aera to build a Greensteam demonstration unit.
▪
Shares To Be Issued decreased as we issued 300,000 shares previously recorded as issuable in connection with our Algae Biofuel Project while accruing 37,500 shares as issuable in connection with a consulting agreement.

Statement of Operations - Period ended May 31, 2009 compared to period ended May 31, 2008

▪
Consulting fees expense decreased due to a combination of factors: 1) A number of consulting arrangements for assisting us in obtaining equity funding or debt financing were unsuccessful and were terminated. 2) Services provided by a consultant to our South African subsidiary were discontinued. 3) Amortization of deferred compensation decreased as the unamortized balance from older consulting agreements expired and the unamortized balance from new agreements was generally lower due to a decrease in our share price over time. These three factors were somewhat offset by i) The allocation of our consulting costs to our Algae Biofuel Project decreased significantly due to the conditional sale of our 50% interest in the project. This resulted in a higher proportion of certain consulting fees being charged to consulting expense as opposed to project development; and ii) Consulting services from two parties in 2009 that were not in place in 2008.

▪	Finance charges in 2009 were from the accretion of charges in connection with convertible notes. In the equivalent 2008 period there was no convertible debt and therefore no similar charges.
▪
Interest and bank charges increased as a result of the higher accrual of interest in the current period on loans payable and project funding advances. No project funding advances had been received in the same period in the prior year. As well, the average balance of loans received was much lower in the 2008 period.

▪
Office and sundry expenses decreased in 2009 compared to 2008 mainly as a result of a number of one time costs in 2008 with no equivalent in 2009, e.g. conference sponsorship, email marketing program, marketing materials, and insurance.

▪	Professional fees decreased mainly due to timing of certain external accounting fees and audit retainer, plus one-time legal costs in Q1/08.
▪
Project development costs decreased due to 1) our VAT project essentially being in maintenance mode for most of the 2009 period, due to the conditional sale of our 50% interest in that project; 2) Greensteam engineering work on the commercial scale project being largely completed by Q1/09 , resulting in a significant drop in required third party engineering and design work, combined with an intentional slowdown in design and engineering work on the quarter-scale demonstration unit, necessitated by funding limitations; and 3) decreased project development activity in South Africa.

▪
Stock-based compensation includes the amortization of the fair value of vested options granted in the period, plus the amortization of the fair value of shares and options granted in prior periods. The difference between the 2009 and 2008 expenses is primarily a result of the $230K amortization expense in Q1/08 of options from May 2006, with no equivalent expense in Q1/09, as the options were fully amortized by then.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

▪	We estimate that our funding requirement for general and administrative expenditures and business development for the twelve month period through to May 31, 2010 will total approximately $1.5 million.
▪
We estimate that our Greensteam demonstration project will require approximately $6 million through May 31, 2010, which includes approximately $1.1 million for eleven months of project development costs at our Bakersfield location and two months of operational testing costs. $4.9 million is for engineering, equipment, and construction costs. A further five months of testing is planned after May 2010 which is expected to cost a further $1.3 million.

▪
$3 million is being contributed to the pilot project costs by Aera Energy LLC. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the first commercial scale unit. $402,672 had been advanced by Aera as of May 31, 2009. We need to raise the remaining $4.7 million in order to proceed with construction and complete the testing of the demonstration unit.

▪
Construction of the first of up to 10 full scale commercial units is now expected to start in approximately August, 2010. Capital costs for the full scale project are estimated to be $12 million in 2010 and $33 million in 2011. Project funding efforts are underway but no funding is currently in place for the full scale project. The full cost of the ten commercial units is estimated to be approximately $70 million.

▪
Negotiations for two Greensteam projects in South Africa are on hold pending an improved business climate in that country and strategic decisions by the potential steam sale agreement customer, a large global pulp and paper company.

▪
Given that the sale of our 50% share of VAT was not completed and that we are currently evaluating the best use of our interest in that project, our share of costs for VAT going forward can not reasonably be determined at this time.

We are still a development stage company, have incurred a deficit of $24,905,266 from inception to May 31, 2009 and have no cash flows from operations. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources. The first cash flows generated from projects will be achieved when the first commercial scale Greensteam unit is completed and producing revenue, which is expected to be in Q2 of 2011.

We will have a serious liquidity issue until major funding is obtained, sufficient to cover project capital costs and ongoing corporate operating expenses. That lack of liquidity, if continued, will prevent us from moving ahead with our projects and will create serious doubt regarding our ability to continue as a going concern. To May 31, 2009, we had received short term loans totaling $2,447,360 from various persons, including directors, officers, and related parties. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development and marketing of our projects.

We are pursuing a number of project and equity financing opportunities to address the forgoing requirements. Our expectation is that the full scale Greensteam Aera project will be primarily funded by a combination of debt and project equity rather than equity in Global Green Solutions Inc. We believe that Greensteam projects are particularly suitable for debt financing, having tangible assets and a relatively short build time per unit, followed by immediate cash flow as each unit comes into production.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

On July 6, 2009, we were served with a claim instituted in the United Kingdom through the High Court of Justice, Queens Bench Division, Commercial Court. The claim was instituted on May 22, 2009 by Innovator Capital Ltd.

Background

Effective February 23, 2008, we entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe, to be provided by Innovator Capital Ltd. of London, England (“ICL”).  Compensation under this agreement was comprised of an engagement fee of $10,500; $10,500 monthly; and 40,000 of our restricted common shares per quarter, in advance.  The monthly retainer was to increase to $15,000 after ICL secured the first $2 million in equity financing for us. If there were successful Financings as described in the agreement, ICL would receive a 6% fee on equity amounts and a 1.5% fee on debt amounts. In respect of any equity Financings, ICL would also receive warrants to acquire more of our common shares.

The agreement was terminated in May, 2008.  Despite efforts at mediation a settlement has not been reached with ICL.  80,000 restricted common shares with a combined fair value of $55,600 were expensed in the year ended November 30, 2008 and are included in the Statement of Stockholders’ Equity as Shares To Be Issued.

The Claim

The claim alleges that the agreement was discharged in June, 2008 as the result of a repudiatory breach of the agreement by us in May, 2008. The claim includes the engagement fee and the retainer fee as provided for in the agreement, damages for breach of the agreement, interest and costs. It also includes unspecified damages for the loss of opportunity to obtain commissions and warrants in connection with possible financings. The total value of the claim excluding interest, costs, and the unspecified damages is approximately $140,000, plus 160,000 of our shares.

We are currently evaluating the claim and therefore have not yet formally responded to it.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES

On March 2, 2009 and March 30, 2009 we completed private placements of securities pursuant to Reg S. of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amounts of $21,905 and $225,000 respectively, due and payable on March 2, 2011 and March 30, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The notes were issued outside of the United States to eight non-US persons.  In connection with the issuance of these notes, we paid compensation totaling $13,750.

On March 2, 2009 and March 30, 2009 we completed private placements of securities pursuant to Rule 506 of Reg D of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amounts of $107,500 and $81,000 respectively, due and payable on March 2, 2011 and March 30, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The notes were issued to five persons, each of which represented that they were an accredited investor.  No compensation was paid in connection with the issuance of these notes.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2009.

GLOBAL GREEN SOLUTIONS INC.
(the “Registrant”)

BY:	"J. Douglas Frater"
J. Douglas Frater, President and Principal Executive Officer,

BY:	"Arnold Hughes"
Arnold Hughes, Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.