Form 10-Q
period 2009-10-15
GLOBAL GREEN SOLUTIONS INC.
filed 2009-10-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51198

(Exact name of registrant as specified in its charter)

NEVADA                                                                                                 20-8616221
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
YES [  ]    NO [✓]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,318,599 as of October 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$22,271	$81,376
Amounts receivable	15,494	75,777
Prepaid expenses	9.580	8,408
	47,345	165,561
Equipment	3,775	21,955

	$51,120	$187,516

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,830,496	$1,299,234
Convertible notes, net of discount (Note 4)	400,408	71,273
Loans payable (Note 5)	2,146,546	2,162,142
	4,377,450	3,532,649

Project Funding Advances (Note 3 (b) )	568,524	-
	4,945,974	3,532,649
Commitments And Contractual Obligations (Note 8)
Subsequent Events (Note 5)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 6)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
45,318,599 common shares at August 31, 2009	453	448
44,801,599 common shares at November 30, 2008

Additional Paid-In Capital	19,738,114	19,072,887
Shares To Be Issued (Notes 3 and 8 (c) )	60,475	220,600
Share Purchase Warrants	637,000	736,300
Deferred Compensation	(169,400)	(457,150)
Deficit Accumulated During The Development Stage	(25,161,496)	(22,918,218)
	(4,894,854)	(3,345,133)

	$51,120	$187,516
The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					INCEPTION
					JUNE 10, 2003
	THREE MONTHS ENDED		NINE MONTHS ENDED		TO
	AUGUST 31		AUGUST 31		AUGUST 31
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees	289,095	281,061	799,867	958,237	3,651,452
Finance charges	16,318	-	29,696	-	2,049,965
Interest and bank charges	94,335	5,126	200,523	10,967	349,620
Office and sundry	50,324	59,919	221,859	382,669	1,476,035
Professional fees	11,934	19,310	109,148	154,176	820,708
Project development expenses	(287,846)	680,235	472,255	2,537,519	6,542,683
Stock-based compensation	87,170	78,804	426,271	651,955	7,440,964
	261,330	1,124,455	2,259,619	4,695,523	22,331,427

Operating Loss, Before Other Income (Expense) and Minority Interest	(261,330)	(1,124,455)	(2,259,619)	(4,695,523)	(22,331,427)

Other Income (Expense)
Impairment of intangible assets	-	-	-	-	(357,100)
Impairment of advances for pilot project	-	-	-	-	(2,837,160)
Interest income	-	-	1,041	-	60,046

Loss Before Minority Interest	(261,330)	(1,124,455)	(2,258,578)	(4,695,523)	$(25,465,641)

Minority Interest in Operations of Consolidated Subsidiaries	5,100	-	15,300	13,248	304,145

Net Loss	$(256,230)	$(1,124,455)	$(2,243,278)	$(4,682,275)	$(25,161,496)

Basic And Diluted Loss Per Common
Share	$(0.01)	$(0.03)	$(0.05)	$(0.11)

Weighted Average Number Of Common
Shares Outstanding	45,345,365	44,371,177	45,118,471	43,605,994

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
	NINE MONTHS ENDED		JUNE 10, 2003
	AUGUST 31		TO AUGUST 31, 2009
	2009	2008
Cash Flows (Used In) Provided By: Operating Activities
Net loss for the period	$(2,243,278)	$(4,682,275)	$(25,161.496)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	18,180	20,057	59,301
Minority interest in operations of consolidated subsidiaries	(15,300)	(13,248)	(304,145)
Non-cash finance charges	29,696	-	2,049,965
Stock-based compensation	426,271	651,955	7,440,964
Non-cash consulting services	85,251	191,290	822,281
Non-cash license fee	-	165,000	165,000
Non-cash settlement	-	-	19,300
Non-cash project development expense recovery	(575,314)	-	(575,314)
Accrued interest	193,478	-	311,479
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to operating assets and liabilities
Amounts receivable	60,283	(137,244)	(134,494)
Prepaid expenses	(1,172)	53,678	(9,580)
Accounts payable and accrued liabilities	420,010	262,112	1,696,390
	(1,601,895)	(3,488,675)	(10,426,089)
Investing Activities
Acquisition of equipment and intangible assets	-	(5,103)	(63,176)
Pilot project facilities and equipment	-	-	(2,718,160)
	-	(5,103)	(2,781,336)
Financing Activities
Issue of share capital, net of issuance costs	-	2,106,936	7,907,588
Net proceeds from convertible notes	467,655	-	1,992,655
Advances from minority interest	15,300	22,654	107,645
Loan advances - net	559,718	1,397,243	2,721,691
Project funding advances	500,117	-	500,117
	1,542,790	3,526,833	13,229,696
Increase (Decrease) In Cash	(59,105)	33,055	22,271
Cash, Beginning of Period	81,376	11,779	-
Cash, End of Period	$22,271	$44,834	$22,271
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 9)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
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

The Company conducts a portion of its operations through certain subsidiaries. Global Greensteam LLC, a California corporation owned 100%, is developing its Greensteam technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam.  The steam can be used for industrial purposes or to generate electrical power. Global Green Solutions Pty Ltd. (“PTY”), a South African corporation owned 80%, is marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects. Global Green Solutions Ltd, a United Kingdom corporation owned 100%, has no operations or activity other than through its 80% holding in PTY. Three other subsidiaries are inactive.

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) have continued development of a joint project to use algae as a source for biofuel feedstock and other products.  In 2008, the Company restructured its operations to focus on its commercial stage Global Greensteam business.  Through its management participation in VAT, the Company is evaluating alternative strategies for conducting ongoing development of that project, including pursuing renewable energy grants and working with new strategic partners.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $25,161,496 for the period from June 10, 2003 (inception) to August 31, 2009, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its waste biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and / or debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2008. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2008 financial statements has been omitted. The results of operations for the nine month period ended August 31, 2009 are not necessarily indicative of results for the entire year ending November 30, 2009.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
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

AUGUST 31, 2009
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

Product Development Costs
Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project.  If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned.  At August 31, 2009, the Company had no deferred product development costs.

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

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT

a)         Algae Biofuel Project

On October 2, 2006, and as amended June 25, 2007 the Company entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the terms of the agreement, Valcent and the Company agreed to jointly participate in the development of a patent pending, biomass system to produce hydrocarbons while sequestering CO2, by growing certain algae. The amended agreement was to be the basis for a definitive contract between the Company and Valcent, which would be the governing document for the new venture.

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

The preliminary carrying value of the advances totaling $2,718,160 at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations. Costs incurred in connection with the algae biofuel project and charged to project development expenses totaled $144,105 during the nine months ended August 31, 2009 (2008: $1,221,210) and $1,192,317 during the year ended November 30, 2008.

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

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

a)         Algae Biofuel Project (Continued)

At May 31, 2009, the Company had contributed $4,588,186 to the project while Valcent had contributed $2,738,815. The project assets were transferred to Valcent Manufacturing Inc. under the terms of the May, 2008 agreement. Based on the cost sharing arrangement described above, the Company had recorded a payable of $575,314 to Valcent. In consideration of the difference in contributions to date, uncertainty that cash flow will result from the project and the fact that the project assets were transferred to Valcent, the companies have agreed that no amounts are payable from the Company to Valcent or VUI in connection with project development costs. As a result, for the period ended August 31, 2009, $575,314 of project development expense was reversed. Valcent and the Company have further agreed that until a strategy for conducting ongoing development of the VAT project has been finalized, no further cost sharing will be required.

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

In recognition of design, supply and support services to be contributed by the initial 5% partner, the Company was originally to issue 150,000 shares of restricted common stock in three amounts of 50,000 each after 5, 10, and then 15 steam generating units became operational.  As part of the agreement in April, 2008 for the Company to acquire the 5% of Greensteam, the 5% partner agreed to forego all entitlement to the 150,000 shares of the Company as originally contemplated.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
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

The demonstration unit will be approximately one-quarter the size of the commercial scale units and is expected to cost approximately $7 million.  Under the terms of the Amendment, up to $3 million of this cost will be contributed by Aera.  That amount is to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units.  Depending on the completion date of the first commercial scale project, the amount of the discount ranges from $3.9 million to $5 million.  The difference between the funding advances and the amount of the discount is being recorded as interest over the period to the commencement of delivery of steam from the first commercial scale project. As of August 31, 2009, $500,117 had been advanced from Aera under the terms of the Amendment and $68,407 had been recorded as the estimated interest accrued thereon.

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

AUGUST 31, 2009
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

Expenditures incurred in connection with the steam generation project and charged to project development costs in the nine months ended August 31, 2009 totaled $863,175 (2008: $1,147,075) and $1,673,131 in the year ended November 30, 2008.

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

The Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $485,405 on March 2, 2009 ($129,405), March 30, 2009 ($306,000), and June 25, 2009 ($50,000) due and payable respectively on March 2, 2011, March 30, 2011, and June 25, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid a total of $17,750 in finder’s fees. Effective September 3, 2009, the Company issued convertible notes totaling $300,000 with terms identical to those described above, in connection with amounts received as at August 31, 2009 (refer to Note 5).

In accordance with the provisions of EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company recognized the value of the embedded beneficial conversion feature of $29,412 in connection with the 2008 note and $168,216 in connection with the 2009 notes.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital.  The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components.  To August 31, 2009, the Company has recorded accretion of $30,381 (November 30, 2008: $685) and accrued interest of $34,036 (November 30, 2008: $378).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company was indebted to directors, officers, related parties, and other persons as at August 31, 2009 for short term loans totaling $2,146,546 (November 30, 2008: $2,162,142).
- Of that total, $664,292 is unsecured, non-interest bearing, and with no specific terms of repayment.
- $1,061,255 of the total is due to directors, officers and related parties, bears simple interest of 10% per annum, with monthly compounding to commence at maturity dates ranging from April 15, 2009 to December 22, 2009.
- Interest bearing loans totaling $917,255 have matured, but have been extended by mutual agreement. New due dates for those loans have yet to be determined.
- To August 31, 2009, the Company has recorded accrued interest of $133,590.
- A total of $300,000 was received in connection with ten convertible notes which were issued on September 3, 2009. As at August 31, 2009 these amounts are shown net of finder’s fees of $14,000.

6.	CAPITAL STOCK

a) Common Stock

During the nine months ended August 31, 2009 the Company:

i) issued 225,000 shares with a fair value of $21,076 in connection with a consulting agreement, all of which was expensed in the period.  In addition, a further 37,500 common shares with a fair value of $4,875 were issuable as of August 31, 2009 and are included in Shares To Be Issued.
ii) issued 300,000 shares previously recorded as issuable in connection with the Algae Biofuel Project as described in Note 3 (a).
iii) issued 117,000 shares with an estimated fair value of $7,126 in settlement of $7,126 of trade payables, resulting in no gain or loss on settlement.
iv) returned 125,000 shares to treasury in connection with a debt settlement whereby a consultant retained 100,000 shares out of 225,000 shares that had been issued but not yet earned, with an estimated fair value of $6,693, to settle an amount payable to the consultant of $6,693, resulting in no gain or loss on settlement.

b) Stock Options

During the nine months ended August 31, 2009, the Company had the following stock option activity:
i) The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share.  In accordance with SFAS 123R, the Company expenses the fair value of these options, estimated to be $171,750.  This amount will be expensed on a straight-line basis over the related option vesting period or service contract period.
ii) To August 31, 2009, the Company has expensed $169,796 of this fair value and $1,954 will be recorded on the future vesting of these options.

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

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

b) Stock Options (Continued)

ii) As of August 31, 2009, the Company has expensed $356,318 (November 30, 2008: $204,543) of this fair value and $122,982 (November 30, 2008: $274,757) will be recorded on the future vesting of these options.

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

To August 31, 2009, the Company has expensed $1,306,650 (November 30, 2008 - $1,201,950) of this fair value, $94,200 (November 30, 2008 - $198,900) has been recorded as deferred compensation in stockholders’ equity, and $97,200 relates to options which were forfeited prior to vesting.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at August 31, 2009:

Exercise Prices	Stock Options Issued and Outstanding	Stock Options Outstanding and Exercisable	Weighted Average Remaining Contractual Life

$0.50	1,100,000	1,100,000	0.21 years
$0.50	500,000	500,000	0.29 years
$1.00	300,000	300,000	0.38 years
$1.00	300,000	300,000	0.63 years
$1.00	200,000	200,000	0.82 years
$0.50	15,000	15,000	0.88 years
$0.50	500,000	250,000	1.58 years
$0.50	300,000	150,000	1.66 years
$0.20	2,660,000	2,660,000	2.39 years
$0.20	100,000	50,000	2.39 years
$0.20	675,000	675,000	2.44 years

	6,650,000	6,200,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)

	b) Stock Options (Continued)
	The Company’s stock option activity for the periods ended August 31, 2009 and November 30, 2008 is as follows:
		Number of Options		Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
	Balance outstanding, November 30, 2007	5,977,500		$0.49		1.64 years
	Granted during the year	999,850		0.42
	Expired / forfeited during the year	(212,500)		1.03
	Exercised during the year	(1,374,850))		0.02
	Balance outstanding, November 30, 2008	5,390,000		0.57		0.91 years
	Granted during the period	3,435,000		0.20
	Expired / forfeited during the period	(2,175,000)		0.50
	Exercised during the period	-		-
	Balance outstanding, August 31, 2009	6,650,000		$0.41		1.56 years

As at August 31, 2009, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $NIL and the AIV of options exercised during the period ended August 31, 2009 was $NIL.

	c) Share Purchase Warrants
	The Company’s share purchase warrant activity for the periods ended August 31, 2009 and November 30, 2008 is as follows:
			Number of Warrants		Weighted Average Exercise Price		Weighted Average Remaining Contractual Life

Balance, November 30, 2007			6,654,012		$1.11		0.67 years

	Granted during the year		1,176,471		1.50
	Expired during the year		(5,995,188)		1.10
	Exercised during the year		(200,000)		0.50

	Balance, November 30, 2008		1,635,295		1.49		1.86 years
	Granted during the period		-
	Expired during the period		(250,000)		1.50
	Exercised during the period		-

	Balance, August 31, 2009		1,385,295		$1.49		1.33 years

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

6.	CAPITAL STOCK (Continued)
	c) Share Purchase Warrants (Continued)
	The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at August 31, 2009:
	Exercise Prices	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
	$1.40	150,000	2.17 years
	$1.50	1,176,471	1.28 years
	$1.50	58,824	.25 years
		1,385,295

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

During the nine months ended August 31, 2009, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

The following are related party transactions and amounts owing at August 31, 2009 that are not disclosed elsewhere in these financial statements. (See also Note 5):

- The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $553,711 (2008 - $576,254).
- The Company paid or accrued $90,800 (2008 - $134,016) in rent and administration fees to a company controlled by a significant shareholder of the Company.
- $965,372 (November 30, 2008 - $547,877) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

8.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at August 31, 2009:

a) The Company entered into the following agreements with officers, employees and consultants:

i) Effective February 1, 2007 and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Europe. The fees for providing the services are as follows:
▪ Base compensation of $12,162 (8,500 Euros) per month;
▪ Office rent of $1,717 (1,200 Euros) per month;
▪ $2,862 (2,000 Euros) monthly for European Social costs.
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

AUGUST 31, 2009
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

         On July 6, 2009, the Company was served with a claim instituted in the United Kingdom by the service provider.
         The claim alleges that the agreement was discharged in June, 2008 as the result of a repudiatory breach of the agreement by the Company in May, 2008. The claim includes the engagement fee and the retainer fee as provided for in the agreement, damages for breach of the agreement, interest and costs. It also includes unspecified damages for the loss of opportunity to obtain commissions and warrants in connection with possible financings. The total value of the claim excluding interest, costs, and the unspecified damages is approximately $140,000, plus 160,000 shares of the Company. The Company believes that the claim is without merit and has filed a defense in the UK court.

c) Effective January 1, 2009, the Company entered into an agreement with a consultant for the provision of investor relations services for an initial term of six months.  Compensation was 37,500 restricted common shares per month.  After the initial term, the agreement was extended to October 31, 2009, with compensation being Nil for July and 37,500 shares per month for August, September and October. At August 31, 2009, 37,500 shares with a fair value of $4,875 are included in Shares
   To Be Issued.

d) On January 29, 2009, the Company entered into an agreement for services to assist the Company in raising project and other financing.  The agreement includes a monthly fee of $9,765 (£6,000) and may be terminated on sixty days notice.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

9.	NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended August 31, 2009, the Company:
- entered into an agreement for consulting services which included as compensation 262,500 restricted common shares with a combined fair value of $25,951 which was expensed. 37,500 of those shares, with a fair value of $4,875 are included in
   Shares To Be Issued.
- issued 117,000 restricted common shares with a combined fair value of $7,126 in settlement of a debt totaling $7,126, resulting in no gain or loss on settlement.
- recognized the value of the embedded beneficial conversion feature of $168,216 in respect of convertible notes totaling $485,405.
- returned 125,000 shares to treasury in connection with a debt settlement whereby a consultant retained 100,000 shares out of 225,000 shares that had been issued but not yet earned, with an estimated fair value of $6,693, to settle an amount payable to the consultant of $6,693 resulting in no gain or loss on settlement.

During the nine months ended August 31, 2008 the Company:
- entered into an agreement for consulting services which included as partial compensation 40,000 restricted common shares with a combined fair value of $31,600 which was expensed in the period;
- agreed, in connection with a license technology agreement entered into by the Company’s subsidiary, Vertigro Algae Technologies LLC, to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed in the period and the shares were issued in March 2009;
- issued 1,000,000 unit purchase warrants with a fair value of $140,000 as part of a private placement
- agreed, in accordance with the terms of a consulting agreement, to issue 25,000 restricted common shares with a combined fair value of $6,750, which was expensed in the period.
- issued a total of 350,000 restricted common shares for consulting services with a combined fair value of $192,500 of which $76,340 was expensed during the period and $353,400 was recorded as deferred compensation.

10.	SEGMENTED INFORMATION

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, and currently operates two reportable segments in the development of renewable energy technologies, being a biofuel feedstock pilot project and a biomass-fuelled steam generation project.

a)  Algae Biofuel Project

This project involves the development to use algae as a source for biofuel feedstock and other products. Through its management participation in VAT, the Company is evaluating alternative strategies for conducting ongoing development, including pursuing renewable energy grants and working with new strategic partners.

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

AUGUST 31, 2009
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

	Three Months Ended August 31		Nine Months Ended August 31
	2009	2008	2009	2008
Operating Loss

Algae biofuel project	$(573,563)	$217,384	$(431,209)	$1,221,210
Waste biomass-fueled steam and electric power generation projects	270,063	397,990	863,175	1,144,075
Other	15,654	64,861	40,289	172,234

Total reportable segments	(287,846)	680,235	472,255	2,537,519
Corporate and other	549,176	444,220	1,787,364	2,158,004
Total operating loss	$261,330	$1,124,455	$2,259,619	$4,695,523

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

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has been primarily focused on two areas: biomass combustion to generate industrial process steam and electrical power (“Greensteam”) and the production of algae biomass for biofuel feedstock (“Vertigro Algae Technologies” or “VAT”).

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

We restructured our operations in 2008 to focus on our commercial stage Global Greensteam business.  Through our management participation in VAT, we are evaluating alternative strategies for conducting ongoing development of that initiative, including pursuing renewable energy grants and working with new strategic partners.

Results of Operations

Balance Sheet at August 31, 2009 compared to November 30, 2008

▪
Amounts receivable decreased due to the fact that our 2007 Goods and Services Tax return was being audited at November 30, 2008 and the 2008 return had not yet been filed. The receivable balance for both fiscal years was received in the period ended May 31, 2009.

▪	Equipment is shown at net book value. The decrease from November 30, 2008 is due to depreciation in the current period.
▪
Accounts payable increased due to certain ongoing expenses continuing to be accrued, as a result of limited cash flow. The majority of the increase ($435,000) was in amounts due to officers and directors, and other related parties. $37,000 of the increase was in Professional Fees due.

▪
We issued convertible notes with a face value of $485,405 in the period ended August 31, 2009. The balance sheet amount is net of finders’ fees and the fair value of the embedded beneficial conversion feature.

▪
There was a net increase of $59,000 in loans from Directors, Officers and Related Parties; receipt of $286,000 in loans to be executed as convertible notes; other additional loans totaling $153,000; which were offset by a reduction of $514,000 in the amount due in connection with our VAT project.

▪
Project funding advances were received in the period ended August 31, 2009 from Aera Energy LLC under the terms of our agreement with Aera to build a Greensteam demonstration unit. No advances were received in the year ended November 30, 2008.

▪
Shares To Be Issued decreased as we issued 300,000 shares previously recorded as issuable in connection with our Algae Biofuel Project while accruing 37,500 shares as issuable in connection with a consulting agreement.

▪	Share Purchase Warrants decreased on the expiry of 250,000 warrants during the current period.

Statement of Operations - August 31, 2009 compared to August 31, 2008

▪
Consulting fees expense for the nine month period decreased year over year due to a combination of factors: 1) A number of consulting arrangements for assisting us in obtaining equity funding or debt financing were unsuccessful and were terminated. 2) Services provided by a consultant to our South African subsidiary were discontinued. 3) Amortization of deferred compensation decreased as the unamortized balance from older consulting agreements expired and the unamortized balance from new agreements was generally lower due to a decrease in our share price over time. These three factors were somewhat offset by i) The allocation of our consulting costs to our Algae Biofuel Project decreased significantly due to the conditional sale of our 50% interest in the project. This resulted in a higher proportion of certain consulting fees being charged to consulting expense as opposed to project development; and ii) Consulting services from two parties in 2009 that were not in place in 2008.

▪
Finance charges in 2009 for the current quarter and the nine month period were from the accretion of charges in connection with convertible notes. In the equivalent 2008 periods there was no convertible debt and therefore no similar charges.

▪
Interest and bank charges increased as a result of the higher accrual of interest in the 2009 periods on loans payable and project funding advances. No project funding advances had been received in the prior year. In addition, the average balance of loans received was much lower in the 2008 periods.

▪
Office and sundry expenses decreased in 2009 compared to 2008 mainly as a result of a number of one time costs in 2008 with no equivalent in 2009, e.g. conference sponsorship, email marketing program, marketing materials, and insurance. The decrease year over year for the three month period was primarily due to a reduction in rent and administrative service fees.

▪	Professional fees decreased from the prior year, both for the quarter and year to date mainly due to timing of certain external accounting fees and audit retainer, plus one-time legal costs in Q1/08.
▪
Project development costs decreased for both comparative periods due to 1) our VAT project essentially being in maintenance mode for most of the 2009 period, due to the conditional sale of our 50% interest in that project; 2) Greensteam engineering work on the commercial scale project being largely completed by Q1/09 , resulting in a significant drop in required third party engineering and design work, combined with an intentional slowdown in design and engineering work on the quarter-scale demonstration unit, necessitated by funding limitations; 3) decreased project development activity in South Africa; and 4) reversal of $575,000 of project development expense in connection with the VAT project, as agreed with our project partner.

▪
Stock-based compensation includes the amortization of the fair value of vested options granted in the period, plus the amortization of the fair value of shares and options granted in prior periods. The difference between the expense in the nine month periods in 2009 and 2008 is primarily a result of the $230K amortization expense in Q1/08 of options from May 2006, with no equivalent expense in Q1/09, as the options were fully amortized by then.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.
▪
We estimate that our funding requirement for general and administrative expenditures and business development for the twelve month period through to August 31, 2010 will total approximately $1.2 million.

▪
We estimate that our Greensteam demonstration project will require approximately $6 million through August 31, 2010, which includes approximately $1.1 million for eleven months of project development costs at our Bakersfield location and two months of operational testing costs. $4.9 million is for engineering, equipment, and construction costs. A further five months of testing is planned which is expected to cost an additional $1.3 million.

▪
$3 million is being contributed to the pilot project costs by Aera Energy LLC. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the first commercial scale unit. $500,117 had been advanced by Aera as of August 31, 2009. We need to raise the remaining $4.3 million in order to proceed with construction and complete the testing of the demonstration unit.

▪
Construction of the first of up to 10 full scale commercial units is now expected to start in late 2010. Capital costs for the full scale project are estimated to be $45 million in 2010 and 2011. Project funding efforts are underway but no funding is currently in place for the full scale project. The full cost of the ten commercial units is estimated to be approximately $70 million.

▪
Negotiations for two Greensteam projects in South Africa are on hold pending an improved business climate in that country and strategic decisions by the potential steam sale agreement customer, a large global pulp and paper company.

▪
Given that the sale of our 50% share of VAT to our project partner was not completed and that we are currently evaluating the best use of our interest in that project, our share of costs for VAT going forward can not reasonably be determined at this time.

We are still a development stage company, have incurred a deficit of $25,161,496 from inception to August 31, 2009 and have no cash flows from operations. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources. The first cash flows generated from projects will be achieved when the first commercial scale Greensteam unit is completed and producing revenue, which is expected to be in Q4 of 2011.

We will have a serious liquidity issue until major funding is obtained, sufficient to cover project capital costs and ongoing corporate operating expenses. That lack of liquidity, if continued, will prevent us from moving ahead with our projects and will create serious doubt regarding our ability to continue as a going concern. To August 31, 2009, we had received short term loans totaling $2,146,546 from various persons, including directors, officers, and related parties. Our future is dependent upon our ability to obtain ongoing financing and eventually, upon future profitable operations from the development and marketing of our projects.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that the claim is without merit and have filed a defense in the UK court.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES

On March 2, 2009, March 30, 2009, and June 25, 2009 we completed private placements of securities pursuant to Reg S. of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amounts of $21,905, $225,000, and $50,000 respectively, due and payable on March 2, 2011, March 30, 2011, and June 25, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The notes were issued outside of the United States to eight non-US persons.  In connection with the issuance of these notes, we paid compensation totaling $17,750.

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

On September 3, 2009, we completed a private placement of securities pursuant to Reg S. of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amount of $238,000 due and payable on September 3, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The notes were issued outside of the United States to five non-US persons.  In connection with the issuance of these notes, we paid compensation totaling $16,600.

On September 3, 2009 we completed a private placement of securities pursuant to Rule 506 of Reg D of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amount of $62,000, due and payable on September 3, 2011 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The notes were issued to five persons, each of which represented that they were an accredited investor.  No compensation was paid in connection with the issuance of these notes.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2009.

GLOBAL GREEN SOLUTIONS INC.
(the “Registrant”)

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