Form 10-K
period 2009-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2010-03-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8616221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

789 West Pender Street
Suite 1010
Vancouver, British Columbia
Canada
(604) 408-0153	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]    NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [   ]    NO [X]

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]    NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as at March 11, 2010 was
$1,913,735 based on the average of the bid and ask price ($0.081) reported as of May 29, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 11, 2010 there were 47,286,099 shares of common stock outstanding. An additional 20,000,000 common shares were held in escrow. Under the terms of the escrow agreement, neither the registrant nor the beneficial holder of the shares can exercise voting or dispositive power in connection with the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented throughout this report or in the determination of the weighted average number of shares outstanding in the accompanying financial statements.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement;
and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

N/A

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;

  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned projects;

  other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Global Green” means Global Green Solutions Inc. and its subsidiaries, unless the context clearly requires otherwise.

PART I

Item 1. Business.

Background

          Global Green Solutions Inc. was incorporated June 10, 2003 in the State of Nevada, is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has primarily been focused on two areas: waste biomass combustion to generate industrial process steam and electrical power, and a development program targeting the production of algae biomass, principally for biofuel feedstock.

          The Company conducts a portion of its operations through certain subsidiaries. See Exhibit 21.1 List of Subsidiaries. Global Greensteam LLC, a California corporation of which we own 100%, is developing its Greensteam process and projects that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power. Global Green Solutions Proprietary Limited (“PTY”), a South African corporation owned 80% by us, is marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects. Global Green Solutions Ltd, a United Kingdom corporation owned 100% by us, has no operations or activity other than through its 80% holding in PTY. Three other subsidiaries are inactive.

          Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) have pursued development of a joint project to use algae as a source for biofuel feedstock and other products. In 2008, the Company restructured its operations to focus on its commercial stage Global Greensteam business. The Company is evaluating alternative strategies for conducting ongoing development of the algae project, including pursuing renewable energy grants and working with new strategic partners.

Business Operations

Algae Biofuel Project – “Vertigro”

          On October 2, 2006 we entered into an agreement with Pagic LP, Valcent Products Inc. (“Valcent”), and West Peak Ventures of Canada Limited. Under the agreement, as amended June 25, 2007, we agreed with Valcent to jointly participate in the development of a patent pending, vertical growing system to produce biofuel feedstock while sequestering CO2 by growing certain algae. The amended agreement was to be the basis for a definitive contract between us and Valcent, and the governing document for the new venture. A pilot project to demonstrate the commercial feasibility of the technology was located in El Paso, Texas. The first phase of the pilot project operations commenced in the fourth quarter of 2007. That phase included testing of various species of algae, carbon dioxide sequestration and biomass to vegetable oil product yields. The pilot project facility is on a six acre property located at 401 West Vinton Road, Anthony, Texas 79821. Title to the property is held by Valcent Manufacturing Ltd., a subsidiary of Valcent Products Inc., which is also the parent of Valcent USA Inc, our project partner.

          The agreement in place at November 30, 2007 required us to contribute up to $3 million to cover the estimated cost of the pilot plant, with any further costs to be shared 50/50 with Valcent. To November 30, 2009, we had contributed $4.6 million as our portion of shared costs. The method of recovering our $3 million initial startup loan capital was to be determined in the final, definitive agreement. Costs incurred in connection with the advances made by us, have been for (i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; (iv) ongoing development and (v) general and administrative expenses.

          In May, 2008, we formalized an agreement with Valcent to continue the development of the project through Vertigro Algae Technologies, LLC (“Vertigro”) of which we and Valcent USA, Inc. (a subsidiary of Valcent) (“VUI”) each own 50 percent. Under that agreement, we were to receive $3 million on a priority basis from the net cash flow of Vertigro. We were to receive 70% of any such net cash flow until we had received $3 million in excess of our percentage interest of such cash flow.

In connection with a license technology agreement entered into by Vertigro, we agreed to issue 300,000 of our restricted common shares with a combined fair value of $165,000 as our share of a one-time license fee. The amount was expensed during the year ended November 30, 2008 as part of project development costs and the shares were issued in March, 2009.

          In 2008, we restructured our operations to focus entirely on our commercial stage Global Greensteam business. In order to maximize working capital for our Greensteam projects, on September 26, 2008, we concluded an agreement (the “Agreement”) with VUI to sell our 50% ownership in Vertigro to VUI. The Agreement was not completed and as a result, the Company is evaluating alternative strategies for conducting ongoing algae project development, including pursuing renewable energy grants and working with new strategic partners.

          Based on the cost sharing arrangement described above, the Company had recorded a payable of $575,314 to Valcent to May 31, 2009. However, in consideration of the difference in contributions to date, uncertainty that cash flow will result from the project and the fact that the project assets were transferred to Valcent, the companies agreed in August 2009 that no amounts are payable from the Company to Valcent or VUI in connection with project development costs. As a result, during the year ended November 30, 2009, $575,314 of project development expense was reversed. Valcent and the Company have further agreed that until a strategy for conducting ongoing development has been finalized, no further cost sharing will be required. Costs incurred in connection with the algae biofuel project and charged to project development expenses totaled $142,354 during the year ended November 30, 2009 (2008: $1,192,317).

Waste Biomass Fuelled Steam Generation Projects – “Greensteam”

          On February 20, 2007 we completed an acquisition agreement for Greensteam Development Inc., which resulted in Global Greensteam LLC (“Greensteam”), a venture with two other companies for the purpose of converting waste biomass into low cost steam for industrial applications. Our interest in the new venture initially was 57%, with the other two companies holding 38% and 5% respectively. Our ownership interest increased to 95% in December, 2007 and 100% in April, 2008 when it acquired first the 38% and then the 5% held by the two other companies. Preliminary engineering and design work for the Greensteam process and full scale commercial units was completed in August, 2008. Design work for the Greensteam demonstration unit was completed in Q2 of 2009 and construction commenced in January, 2010.

          Greensteam is developing and marketing its process to convert biomass (primarily wood and crop waste) to low-cost steam. Utilizing the Greensteam process provides steam at less cost than if it was produced with natural gas. The steam can be used for industrial purposes or to generate electrical power. The process promises high thermal conversion efficiency and extremely low Nitrogen Oxides emissions, and can utilize a wide range of waste biomass streams from urban wastes to manures. One contract is in the early commercial stage in the United States and other project opportunities are being developed in Europe and South Africa.

          Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009. The Program Agreement provides for a test or demonstration unit which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, to be built in an Aera oilfield. Upon successful operation of the demonstration unit, the Program Agreement provides that up to ten commercial scale units could be built. Each of these units are expected to consume approximately 75 thousand tons of biomass per year and generate 80 MMBTU per hour. If the demonstration unit and commercial scale units are successful Aera is expected to use the steam in its enhanced oil recovery operations, replacing an equivalent amount of natural gas fired steam generation.

          The demonstration unit will be approximately one-quarter the size of the commercial scale units and is expected to cost approximately $8 million, including extended testing. Under the terms of the First Amendment, up to $3 million of this cost was to be contributed by Aera. That amount was to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units in the Full Scale Period. Depending on the completion date of the first commercial scale project, the amount of the discount ranged from $3.9 million to $5 million.

          Effective November 24, 2009, Greensteam and Aera executed the Second Amendment to the Program Agreement which deleted and replaced the First Amendment in its entirety.

          Under the terms of the Second Amendment:

Aera agreed to continue to contribute up to $3 million of the cost of the demonstration unit

An additional $5 million of payments has been included in Aera’s 2010 R&D budget. If the Aera Board of Directors approves the request, Aera will make payments to Greensteam for the demonstration unit up to a total of $8 million. If Aera’s Board does not approve the request, then the Program Agreement and any site- specific agreements shall be deemed terminated. The Company expects that the request will be approved.

Payments from Aera are to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the Test Unit.

In return, if the demonstration unit meets the pre-agreed Specific Test Requirements and there is a Full Scale Period (as such term is defined in the agreement), Greensteam will be obligated to provide Aera with discount-priced steam.

If there is no Full Scale Period in which Greensteam can provide Aera with discount-priced Steam, Greensteam will grant Aera a perpetual, exclusive license to use Greensteam’s technology at any property owned or leased by Aera, and access to Greensteam’s intellectual property (collectively the “Exclusive License Grant”), subject to a royalty of 0.004 times the Incremental Energy Charge as defined in the Agreement if Aera proceeds with the Full Scale period on its own.

There are no longer any Early Termination Fees as had been included in the First Amendment. Those have been replaced in the Second Amendment by the obligation for Greensteam to grant Aera an Exclusive License Grant in the following circumstances:

a)	If the Test Unit fails to meet the pre-agreed Specific Test Requirements and either Party gives notice as provided;

b)

If the Test Unit meets the pre-agreed Specific Test Requirements, both Parties give notice that the pre- agreed Specific Test Requirements are met or that the test results are acceptable, Aera’s Board approves amending the Full Scale Period definition by replacing the language “five (5) years” with “ten (10) years”, and Greensteam is subsequently unable to (1) obtain the Full Scale Permit after diligent effort or (2) obtain financing for the first Project after diligent effort;

c)

If the Test Unit meets the pre-agreed Specific Test Requirements, both Parties give notice that the pre- agreed Specific Test Requirements are met or that the test results are acceptable, Greensteam subsequently obtains the Full Scale Permit, Greensteam obtains financing for the first Project, and Greensteam fails to implement the Full Scale Period Project(s).

          Expenditures incurred in connection with the steam generation project and charged to project development costs in the year ended November 30, 2009 totaled $1,631,835 (2008: $1,673,131).

          There is no longer a specific, total discount amount with a maximum ranging from $3.9 to $5 million to be paid to Aera, as was contemplated in the First Amendment. In its place, a revised pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. As of November 30, 2009, $1,321,786 had been received from Aera under the terms of the Amendment.

          In accordance with the terms of the First Amendment agreement with Aera, we issued twenty million restricted common shares, registered in Aera’s name as beneficial owner, to be held in escrow. The shares, or some portion of the shares, were to only be released to Aera if Global Greensteam LLC failed to pay an Early Termination Fee (“ETF”) on a timely basis, should it have been required, and Aera exercised its option in those circumstances to take possession of the shares. The First Amendment agreement and the escrow agreement provide for the eventual return to us of all of the shares placed in escrow in the event that no ETF is required.

          Under the terms of the escrow agreement, neither we nor Aera have voting or dispositive powers for the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented or in the determination of the weighted average number of shares outstanding.

          The First Amendment to the Program Agreement has been replaced and superseded in its entirety by a Second Amendment to the Program Agreement. The Second Amendment includes no requirement for shares of the Company to be held in escrow in connection with the Program Agreement or for any other purpose. Therefore the Company expects to reach agreement with Aera to cancel the escrow agreement, remove the 20 million shares from escrow and have them cancelled.

          Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California. Completion is expected in the second quarter of 2010, at which time testing will commence.

Business Development, Sales and Marketing

          We utilize a global network of contacts to identify business opportunities, leading to engagement with interested parties and potential customers. The strategic and geographical focus of the business is in the United States, Europe, and Southern Africa. Business development, sales and marketing is managed from our offices in Vancouver, San Diego, Brussels and South Africa. Our website also provides a broad range of information about us to potential customers.

Competitive Business Conditions

          We participate in the rapidly growing “Green Energy” market. Market growth is driven by international, national, and local regulatory policy as well as business and consumer preference. Management anticipates this market growth phase will last for at least 10 years.

          We are primarily focused on developing renewable steam from waste biomass. See the discussion above regarding our 50% interest in Vertigro Algae Technologies, LLC.

          We are engaged in Greensteam project developments around an evolutionary technology process developed by the Company which produces renewable energy from waste biomass as either steam or electricity. Other companies are pursuing similar applications, some with significant name recognition and much larger access to capital resources. Although management believes our process is unique, there are other proven technologies for converting waste biomass into energy, such as fluidized bed combustion, and other emerging technologies such as gasification. We believe that our ability to compete will be based on our Greensteam’s process having cost and performance advantages in efficiently combusting difficult waste biomass fuel at low emissions in small to medium applications.

Raw materials and principal suppliers

          Our Greensteam technology also uses generic raw materials available from a variety of suppliers. The design and engineering work is overseen by core team that is highly experienced in the generation and application of steam in industrial, primarily oil and gas, operations. Engineering consulting firms engaged by our team in Bakersfield include firms such as Processes Unlimited International, PCL Industrial Services, Inc., and Innovative Engineering Services, Inc., which provide us with the level of expertise necessary for a project in this sector. The pilot or demonstration project is being fabricated and constructed using experienced, Bakersfield-area industrial contractors.

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

Customer Base

        Our initial business model for Greensteam was to build, own and operate plants producing steam and/or electricity sold under long term contract to industrial or electric utility customers. As described above, we have secured a large steam sale contract with Aera Energy LLC in California to replace natural gas fired steam with waste biomass fired steam for use in its enhanced oil recovery operations. The demonstration unit which will be the initial component of this project and which is expected to be completed in Q2 of 2010 will be our first steam plant. The project will use local agricultural waste as fuel, eliminating a local environmental issue. We are engaged in discussions with other large industrial customers in Europe and South Africa. Those projects however are likely to be based on a design, build and manage model, recognizing the inherent challenges faced by a small company in raising the financing required for capital projects of this scale. Financing and ownership of these projects would reside with the users of the steam and/or electricity that the projects generate. In all cases, our Greensteam steam generators will be located on land supplied by the customer(s) who will be purchasing the steam or electricity.

          In February, 2008, we signed a letter of agreement with a leading South African producer of pulp and paper to install a Greensteam system at a pulp mill in Swaziland, Southern Africa, subject to completion of a successful feasibility study which was done. Progress on a final agreement was slowed by a forest fire in the area serving the mill and strategic changes taking place within the pulp company. The mill was subsequently sold to another producer who has expressed interest regarding the possible installation of a Greensteam system.

          Letters of agreement were signed in 2007 with initial strategic biodiesel production customers / partners in the Europe (SGC Energia) and South Africa for the first operational biofuel feedstock facilities. Until we have determined the outcome of our 50% interest in Vertigro, our expectations of that business and its potential customer base can not be meaningfully set. Each agreement is evergreen, other than in the event of insolvency or bankruptcy of one of the parties, a voluntary wind-up of any related venture, or a terminal default by one of the parties.

          We have not generated any revenues from our operations to date. First revenues are expected to be from the Greensteam project with Aera, starting in late 2011 from the first commercial scale unit. We will be dependent initially on a few major customers to grow our business. While our objective will be to broaden that customer base as soon as is practicable, we need to ensure the success of our initial Greensteam project in order to have a solid basis on which to proceed.

Patents, Licenses and Trademarks

          Vertigro Algae Technologies, LLC decided in 2009 not to maintain the license agreement which it held to develop, manufacture, commercialize and market on a world wide basis a patent pending system to produce biofuel feedstock by growing certain algae, subject to a royalty based on gross revenue developed from the technology. The license agreement has been terminated.

          We hold the technology rights to manufacture the Onix cyclonic burners and dryers to be utilized in Greensteam projects. We have commenced work on patenting the Greensteam process itself.

Government approval of principal products or services and government regulations

          No specific approval is required for our products (which for Greensteam will be steam or electricity generated with steam, and for Vertigro would be algae based biofuel feedstock and related byproducts) or services other than: i) permit approval from local air quality control boards for our Greensteam generators and, ii) ensuring that Vertigro algae to biofuel plants and Greensteam biomass fueled steam generators will be constructed in suitably zoned locations. We have been granted an experimental permit by the Air Pollution Control District where we intend to locate our first Greensteam unit in Kern County, California. That permit allows us to experiment and prove our emissions levels using the pending quarter scale pilot project. We will apply to permit our full scale commercial units planned for that location in the first half of 2010. The full permit process will take a minimum of five months and we expect that to be completed by late 2010.

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

Development and Commercialization

          The development related to our algae to biofuel feedstock technology was based in El Paso, Texas at a purpose built 6 acre site providing for a laboratory, offices, and development plant. By entering in to an agreement with Valcent Products Inc., we partnered in to a fairly advanced stage of development. Costs to date have been primarily for i) the acquisition and construction of the project facilities; (ii) acquisition of project equipment; (iii) materials, supplies and other project costs; (iv) ongoing development work; and (v) general and administrative expenses. All costs related to this plant have been expensed in our financial statements; therefore no related plant or equipment asset is recorded in those statements. Project development costs were approximately $2,035,000 to the end of November, 2009, with a net recovery of ($433,000) in 2009, $1,357,000 being incurred in 2008 and $1,111,000 in 2007. A further $2,718,000 that had been recorded as project equipment or facilities was impaired at the end of our 2007 fiscal year and charged to operations.

          The development of the Greensteam waste biomass combustion to steam and power generation process is based in Bakersfield, California. We are conducting design and engineering of the project through our subsidiary corporation, Global Greensteam LLC, with most of that work being incorporated into the test or demonstration unit, from which steam is to be delivered to Aera Energy LLC, a major California oil and gas production company. Cumulative project development costs, the majority of which was for design and engineering work, were approximately $4,023,000 to the end of November, 2009, with $1,632,000 being incurred in 2009, $1,673,000 in 2008 and $718,000 in 2007.

Cost of compliance with environmental laws

          Our Greensteam project operations are located in Bakersfield, California and our Vertigro project is located in El Paso, Texas. To the best of our knowledge, we are in compliance with all environmental laws in those jurisdictions. Our costs specific to complying with environmental laws relate to emissions testing of our Greensteam steam generators. To date, we have spent approximately $140,000 on emissions testing and obtained an experimental emissions permit which will allow us to operate and test our Greensteam pilot project. The results of that testing will be used in application for a full scale emissions permit which will be required in order to operate the commercial scale units that are planned to be constructed under our agreement with Aera Energy LLC. Expenditures in connection with planning, design and consulting for the full scale permit totaled approximately $91,000 in the year ended November 30, 2009.

Employees - Human Resources

          We intend to continue to expand our human resources to support our business and technology development, sales and marketing objectives, operations and after sales support services. With the exception of a Project Manager and a Control Systems Manager for our Greensteam project in California and certain of our officers and directors, none of our personnel are currently employees and all work done to date has been accomplished through independent contractors and consultants.

          We expect to add up to 10 employees during 2011 in California for the Aera project. We expect that the complete project will create 20 direct full-time, skilled labor / supervisory positions and 5 business and technical management positions. We expect it to create 25 positions in biomass supply. We expect California will become our headquarters and center of excellence for biomass renewable energy, employing 10-20 highly compensated engineers and technicians to design and provide operational support to similar projects. Our intention is that all Greensteam project operations will be remotely monitored from California.

Item 1A. Risk Factors.

          The following risk factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

1.	We lack an extensive operating history on which to base an evaluation of our performance.

Our business is difficult to evaluate because we have a limited operating history. The Company was incorporated in June 2003, but its current initiative in biomass combustion commenced in 2006. In considering whether to invest in our common stock, you should consider that we have earned no revenues to date and there is only limited historical financial and operating information available on which to base your evaluation of our performance.

2.	Liquidity risk

We have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations. We are in the development stage and have a history of operating losses since inception totaling $26,337,041 to November 30, 2009. There can be no assurances we will be profitable in the future. We expect losses to continue and do not expect positive cash flow from operations until 2011. There is no assurance that actual cash requirements will not exceed our forecasts, which are as follows:

•	We estimate that our funding requirement for public company administration and maintenance, fund raising and investor relations, through December 31, 2010 will total approximately $1.2 million.
•	We estimate that our Greensteam pilot project will require approximately $1.2 million from us through December 31, 2010, primarily for extended testing.
•	We have budgeted a further $500,000 through to December 2010 for the purpose of building a sustainable Greensteam business, i.e. one that is expanded beyond a single project.
•

$3 million is being contributed to the pilot project costs by Aera Energy LLC, with a further $5 million subject to approval by Aera’s board of its 2010 R&D budget, which we expect will occur. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the commercial scale units.

•

Construction of the first of up to 10 full scale commercial units is planned to start in the second half of 2010. Capital costs for the ten full scale projects contemplated in our agreement with Aera are estimated to be $80 million. Project funding efforts are underway but no funding is currently in place for the first full scale project.

We have been dependent on sales of our equity securities and on debt financing to meet our cash requirements. As of November 30, 2009, our current liabilities exceeded our current assets by more than $4.3 million. Approximately $2.2 million of that was due to related parties. While we will require additional funding, we may not be able to obtain financing on favorable terms and a decline in the price of our common stock could affect our ability raise an adequate level of working capital.

Approximately $535,000 of our convertible debt is going to mature on or before March 30, 2011. Unless the debt holders decide to convert some or all of that principal amount as well as interest accrued thereon, the necessary repayment will result in a cash requirement that is likely to adversely affect business operations. If we are unable to raise additional or sufficient funds, we could be forced to suspend or discontinue operations.

3.	There is no certainty that our key projects will be operationally successful or profitable.

We are highly dependent upon the success of our current Greensteam project which is the key component of the Company’s business strategy. If the project fails, the loss of its projected revenue stream would have a major, material adverse effect on our operations. It would be difficult to pursue other Greensteam opportunities.

The construction and operation of the pilot unit and subsequent full scale commercial units involves many risks, including:

•	weather interferences, catastrophic events including fires, explosions, and earthquakes
•	interruptions of material or component supply
•	permitting and other regulatory issues, license revocation and changes in legal requirements
The acquisition of the emissions permit for our full scale units in the Greensteam Aera project is particularly critical in this regard.
•	labor disputes and work stoppages
•	unforeseen engineering and environmental problems
•	unanticipated cost overruns
•	performance below expected levels of output or efficiency
•	inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues

4.	Concentration of suppliers and customers

We may have to rely on a single or limited number of suppliers to provide bio-waste fuel and other services required to operate the Greensteam project with Aera. We intend to arrange long-term agreements for fuel supply and to have more than one supplier if possible in order to mitigate the risk of supply interruption.

By its very nature, the project is based on a single customer purchasing all of the facility’s output. The financial performance of the project depends on the customer and suppliers continuing to perform their obligations under their long-term agreements. Our financial results could be materially and adversely affected if the customer or a key supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to replace them. We cannot assure you that such performance failures by third parties will not occur or that if they do occur, such failures will not adversely affect our cash flow or profitability.

5.	There are additional risks related to pursuing projects outside of the United States.

We have entered into discussions concerning Greensteam projects in Europe and South Africa and while those areas in general, may not be particularly unstable, the financing, development and operation of projects outside the United States can entail significant political and financial risks, which vary by country, including changes in:

•	law or regulations, including labor regulations
•	electricity tariffs
•	foreign tax laws and regulations
•	United States, federal, state and local laws, including tax laws, related to foreign operations, including compliance with United States, federal, state and local foreign corrupt practices laws;
•	government policies or personnel
•	general economic conditions affecting each country, including conditions in financial markets
•	political, economic or military instability and civil unrest; and
•	expropriation and confiscation of assets and facilities

The occurrence of any of these risks could substantially delay the receipt of cash distributions from international projects or reduce the value of the project concerned.

6.	Because the market for our common stock is limited, our stock price is vulnerable to buying and selling pressures and your ability to resell your securities in open market transactions may be limited.

Our common stock trades on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol GGRN. As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. As a result, your ability to resell your securities in open market transactions may be limited.

7.	Because our common stock is subject to penny stock rules, the liquidity of your investment may be restricted.

The Securities and Exchange Commission (the “SEC”) has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

8.

There are a large number of shares underlying our warrants, options and convertible debt that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 11, 2010, we had 47,286,099 shares of common stock issued and outstanding, and warrants and options convertible into a further 6,876,471 shares of common stock. In addition, as of the same date, convertible debt totaling $1,127,405, excluding any accrued interest, was potentially convertible into an additional 22,548,100 shares. With accrued interest, this figure would be higher. The sale of the shares and the shares underlying the warrants, options, and convertible debt may adversely affect the market price of our common stock.

9.	Future issuances of shares may adversely impact the value of our stock.

We may attempt to raise additional capital through the sale of common stock. Future issuances of common stock may dilute your position in us.

10.	Our audit committee is not independent

The audit committee is an important element in the overall corporate governance system. It is engaged primarily in an oversight function and is responsible for the Company’s financial reporting processes and the quality of its financial reporting. Key issues that it should consider include risk identification and response; pressure to manage earnings; internal controls and company growth. The audit committee must be satisfied that earnings reports reflect the underlying financial performance of the Company and not simply the desires of management. Therefore, to be most effective, audit committee members should be independent from the Company. Our audit committee is comprised of our board of directors, who are not independent.

Item 1B. Unresolved Staff Comments

          Not Applicable.

Item 2. Properties.

          We do not own any property. Office locations are leased, rented or provided under the terms of agreements for the services of certain officers of the company.

          The pilot project facility that was constructed for our algae biofuel project is located on a six acre property located at 401 West Vinton Road, Anthony, Texas 79821. Title to the property is held by Valcent Manufacturing Ltd., a subsidiary of Valcent Products Inc., which owns Valcent USA Inc., our project partner.

          Our Greensteam steam generators will be located on land supplied by the customer(s) who will be purchasing the steam or electricity. Our quarter scale pilot unit that is under construction in connection with our agreement with Aera Energy LLC is located on a five acre section of Aera’s Belridge oilfield, in McKittrick, near Bakersfield, California. The land is being supplied by Aera at no cost under the terms of our agreement. The full scale commercial units contemplated under the terms of our agreement with Aera will also be located on the Belridge oilfield, with no charge for the use of the property. The specific location for the commercial scale units within the oilfield is still to be finalized.

          The following table summarizes certain information relating to the locations of the properties rented by Global Green Solutions Inc. and its subsidiaries:

		Approximate			Nature of
	Location	Site Size		Site Use	Interest

1.	Vancouver, BC, Canada	500	sq. ft.	Office space	Rent (1)

2.	Brussels, Belgium	250	sq. ft.	Office space	(2)

3.	San Diego, California	250	sq. ft.	Office space	(3)

4.	McKittrick, California	1,440	sq. ft.	Office space	Lease (4)

5.	Port Elizabeth, South Africa	750	sq. ft.	Office space	(5)

1)

The Company’s administrative and finance office is located at 789 West Pender Street, Suite 1010, in space leased by a related party in an office building. Shared services areas (reception, boardroom, etc. are not included in the site size noted above. The agreement for use of the space and administrative services has expired but has been continued month to month.

2)	The office space is provided under the terms of an agreement for services of the Company’s Chief Executive Officer.
3)	The office space is provided under the terms of an agreement for services of the Company’s Chief Operating Officer.
4)	The Greensteam project office is located at the pilot project site on Aera’s Belridge oilfield and is comprised of a new mobile office facility leased for 11 months.
5)	The office space is provided under the terms of an agreement for services of the Managing Director of our South African subsidiary.
6)	Our London location is the registered office of our UK subsidiary, which has no activity other than through its 80% interest in Global Green Solutions Pty. Ltd., our South African subsidiary.

Item 3. Legal Proceedings.

          Effective February 23, 2008, the Company entered into an agreement with a twelve month term for capital markets, corporate finance and communications advice in Europe. The agreement was terminated in May, 2008. Despite efforts at mediation, a settlement regarding the terms for ending the agreement was not reached with the service provider in the United Kingdom. On July 6, 2009, the Company was served with a claim instituted in the United Kingdom by the service provider.

          The claim alleged that the agreement was discharged in June, 2008 as the result of a repudiatory breach of the agreement by the Company in May, 2008. The claim included the engagement fee and the retainer fee as provided for in the agreement, damages for breach of the agreement, interest and costs. It also includes unspecified damages for the loss of opportunity to obtain commissions and warrants in connection with possible financings. The total value of the claim excluding interest, costs, and the unspecified damages was approximately $140,000, plus 160,000 shares of the Company. The Company believed that the claim was without merit and filed a defense in the UK court.

          Subsequent to the filing of the Company’s defense, the plaintiff’s legal counsel indicated a willingness on the part of the plaintiff to negotiate a settlement. On careful consideration, the Company’s board of directors concluded that the potential costs of a drawn out legal dispute in the UK, together with the inherent uncertainty regarding the outcome, made a settlement a reasonable alternative. After protracted negotiations, a settlement was reached whereby the Company paid 12,500 UK pounds and issued 800,000 shares to the plaintiff in November, 2009, and paid a further 7,500 UK pounds in February, 2010.

          We are not a party to any current or pending legal proceedings as of the date of this annual report.

Item 4. (Removed and Reserved).

          Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Our shares are traded on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol GGRN. A summary of trading by quarter for the 2009 and 2008 fiscal years is as follows:

		High Bid	Low Bid
2009
	Fourth Quarter 09-01-09 to 11-30-09	$0.17	$0.10
	Third Quarter 06-01-09 to 08-31-09	$0.15	$0.06
	Second Quarter 3-01-09 to 05-31-09	$0.09	$0.05
	First Quarter 12-01-08 to 02-28-09	$0.13	$0.04
2008
	Fourth Quarter 09-01-08 to 11-30-08	$0.37	$0.03
	Third Quarter 06-01-08 to 08-31-08	$0.72	$0.23
	Second Quarter 3-01-08 to 05-31-08	$0.79	$0.52
	First Quarter 12-01-07 to 02-29-08	$0.90	$0.65

          These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of November 30, 2009, we had 89 holders of record and 233 active certificates of our common stock.

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

Recent Sales of Unregistered Securities

          Other than the following items, information required to be reported for all sales of unregistered securities by the Company during the year ended November 30, 2009 has previously been reported in our Quarterly Reports on Form 10-Q during the year and is therefore not repeated here.

          On October 23, 2009, we completed a private placement of securities to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933 wherein we issued a convertible note in the amount of $7,000 due and payable on October 23, 2011 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The note was issued outside of the United States to a non-US person. In connection with the issuance of this note, we paid compensation totaling $490.

          On October 23, 2009 we completed a private placement of securities to two U.S subscribers pursuant to Rule 506 of Reg D of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amount of $55,000, due and payable on October 23, 2011 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The notes were issued to two persons, each of which represented that they were an accredited investor. No compensation was paid in connection with the issuance of these notes.

          On January 29, 2010, we completed a private placement of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amount of $70,000 due and payable on November 24, 2011 ($20,000) and January 29, 2012 ($50,000) together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The notes were issued outside of the United States to two non-US persons. In connection with the issuance of these notes, we paid compensation totaling $4,900.

          On January 29, 2010 we completed a private placement of securities to a US subscriber pursuant to Rule 506 of Reg D of the Securities Act of 1933 wherein we issued a convertible note in the amount of $10,000, due and payable on December 22, 2011 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The note was issued to one person who represented that they were an accredited investor. No compensation was paid in connection with the issuance of this note.

          On January 29, 2010, we completed a private placement of securities to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933 wherein we issued a convertible note in the amount of $100,000 due and payable on February 8, 2012 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The note was issued outside of the United States to a non-US person. In connection with the issuance of this note, we paid compensation totaling $7,000.

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

Securities authorized for issuance under equity compensation plans

          We have two equity compensation plans under which our shares of common stock have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 and 2007 Nonqualified Stock Option Plans. Both plans provide for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options.

          The first of our two equity compensation plans was filed with the SEC on April 4, 2005 in a registration statement on Form S-8 (SEC file no. 333-123826) and registered 10,000,000 shares of common stock for sale thereunder. On March 23, 2006, the plan was amended and the number of shares to be issued thereunder was reduced to 5,000,000 shares. As of the date of this filing, 5,000,000 options have been granted and no options to acquire shares of common stock remain available for future issuance under this plan.

          The second plan was filed with the SEC on January 26, 2007 in a registration statement on Form S-8 (SEC file no. 333-140233) and registered 10,000,000 shares of common stock for sale thereunder. As of March 11, 2010, 4,249,850 options have been granted and 5,750,150 options to acquire shares of common stock remain available for future issuance under this plan.

          Both plans provided for the issuance of options to employees, directors, officers and/or others persons providing certain services to our Company. A total of 412,350 options have been exercised; 3,275,000 options have expired, unexercised; and 12,500 options were cancelled under the terms of a specific option grant.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	None	$0.00	None
Equity compensation plans not approved by securities holders:	5,550,000	$0.39	5,750,150

Item 6. Selected Financial Data

          We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read together with our Consolidated Financial Statements and the Notes to those statements included elsewhere in this Annual Report on Form 10-K. Certain statements contained herein constitute “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. In some cases forward-looking statements can be identified by terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” or similar terms. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of our company, its directors or its officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, (iii) our financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

          Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles.

Results of Operations

          The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended November 30, 2009 which are included with this Report.

	Year Ended		Increase/(Decrease)
	November 30,	November 30,
	2009	2008	Amount	Percentage
Revenue	$0	$0	$0	N/A
Expenses	3,431,514	5,880,239	(2,448,725)	(41.6%	)
Other (Income) Expense	(1,044)	119,000	(120,044)	100.8%
Net (Income) Loss - Non-controlling Interests	(11,647)	4,520	(16,167)	357.7%
Net Loss	$3,418,823	$6,003,759	$(2,584,936)	43.1%

Revenues
We recorded a net loss of $3,418,823 for the twelve months ended November 30, 2009 and have an accumulated deficit of $26,337,041 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected in the second half of 2011, when the first of our commercial scale Greensteam units is expected to be completed allowing us to commence selling steam to Aera Energy LLC under the terms of our agreement with Aera.

Expenses
Our expenses for the years ended November 30, 2009 and 2008 are outlined below:

	Year Ended		Increase/(Decrease)
	November 30	November 30
	2009	2008	Amount	Percentage
Consulting fees	$950,964	$1,215,794	$(264,830)	(21.8%	)
Finance charges	52,457	685	51,772	7,558.0%
Interest and bank charges	259,441	57,448	201,993	351.6%
Office and sundry	287,971	461,961	(173,990)	(37.7%	)
Professional fees	124,464	206,519	(82,055)	(39.7%	)
Project development expenses	1,243,577	3,200,477	(1,956,900)	(61.1%	)
Stock based compensation	512,640	737,355	(224,715)	(30.5%	)
Total Operating Expenses	$3,431,514	$5,880,239	$(2,448,725)	(41.6%	)

          Consulting fees expenses decreased year over year due to a combination of factors: 1) A number of consulting arrangements for assisting us in obtaining equity funding or debt financing were unsuccessful and were terminated. 2) Services provided by a consultant to our South African subsidiary were discontinued. 3) Amortization of deferred compensation decreased as the unamortized balance from older consulting agreements expired and the unamortized balance from new agreements was generally lower due to a decrease in our share price over time. These three factors were somewhat offset by i) The allocation of our consulting costs to our Algae Biofuel Project decreased significantly due to the conditional sale of our 50% interest in the project. This resulted in a higher proportion of certain consulting fees being charged to consulting expense as opposed to project development; and ii) Consulting services from two parties in 2009 that were not in place in 2008.

          The increase in finance charges result from the accretion of charges in connection with convertible notes. In 2008, convertible debt and the related accretion of charges only commenced in November of 2008, hence the 2008 cost was much lower

          Interest and bank charges increased as a result of the higher accrual of interest in the 2009 periods on loans payable and project funding advances. No project funding advances had been received in 2008. In addition, the average balance of loans received was much lower in 2008 and certain loans that had not been subject to interest in 2008 were in 2009.

          Office and sundry expenses decreased in 2009 compared to 2008 mainly as a result of a number of one time costs in 2008 with no equivalent in 2009, e.g. conference sponsorship, email marketing program, marketing materials, and insurance, as well as a reduction in rent and administrative service fees.

          Professional fees decreased from the prior year to date mainly due to timing of certain external accounting fees and audit retainer, plus various one-time legal costs in 2008 related to services required in connection with review and drafting of contracts.

          Project development costs decreased due to 1) our VAT project essentially being in maintenance mode for most of 2009, due to the conditional sale of our 50% interest in that project; 2) Greensteam engineering work on the commercial scale project being largely completed by Q1/09 , resulting in a significant drop in required third party engineering and design work, combined with an intentional slowdown in design and engineering work on the quarter-scale demonstration unit, necessitated by funding limitations; 3) decreased project development activity in South Africa; and 4) reversal of $575,000 of project development expense in connection with the VAT project, as agreed with our project partner.

          Stock-based compensation includes the amortization of the fair value of vested options granted in the period, plus the amortization of the fair value of shares and options granted in prior periods. The difference between the expense in 2009 and 2008 is primarily a result of the $230,000 amortization expense in 2008 of options from May 2006, with no equivalent expense in 2009, as the options were fully amortized by then.

Liquidity and Capital Resources
Our financial condition for the years ended November 30, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended		Increase/(Decrease)
	November 30,	November 30,
	2009	2008	Amount	Percentage
Current Assets	$74,421	$165,561	$(91,140)	(55.1%	)
Current Liabilities	4,422,918	3,532,649	890,269	(25.2%	)
Working Capital (Deficiency)	$(4,348,497)	$(3,367,088)	$981,409	(29.1%	)

The decrease in our working capital from November 30, 2008, to November 30, 2009 was primarily due to an increase in convertible notes ($613,000), through which we were more successful in obtaining funding than through sales of equity; and an increase in payables and accrued liabilities ($561,000), offset by a decrease in loans payable ($284,000). The accrued liabilities increase was mainly due to accrued loan interest and accrued fees payable to officers and directors. Loans payable increased in 2009 due to limited other funding, but this increase was more than offset by a reversal of $575,000 due to Valcent Products Inc. in connection with our VAT project, as agreed with Valcent and described earlier in this report.

Cash Flows

	Year Ended		Increase/(Decrease)
	November 30,	November 30,
	2009	2008	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(2,472,564)	$(3,934,120)	$(1,461,556)	158.1%

Investing Activities	(3,120)	(8,020)	(4,900)	N/A

Financing Activities	2,436,264	4,011,737	1,575,473	(100.0%	)

Net increase (decrease) in cash	$(39,420)	$69,597	$109,017	N/A

Cash Used In Operating Activities
          Cash was used to fund our corporate activities and project operations

Cash provided by (used in) investing activities
          Cash from investing activities was used to acquire additional equipment for the Company’s projects.

Cash from Financing Activities

Cash from financing activities was mainly comprised of net proceeds from the issuance of convertible debt in the approximate amount of $812,000, net loan advances totaling approximately $291,000, and funding advances of approximately $1,322,000 received from Aera Energy LLC under the terms of our agreement to fund construction of the Greensteam pilot or demonstration unit.

          Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

o	We estimate that our funding requirement for public company administration and maintenance, fund raising and investor relations, through December 31, 2010 will total approximately $1.2 million.
o	We estimate that our Greensteam pilot project will require approximately $1.2 million from us through December 31, 2010, primarily for extended testing.
o	We have budgeted a further $500,000 through to December 2010 for the purpose of building a sustainable Greensteam business, i.e. one that is expanded beyond a single project.
o

$3 million is being contributed to the pilot project costs by Aera Energy LLC, with a further $5 million subject to approval by Aera’s board of its 2010 R&D budget, which we expect will occur. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the commercial scale units.

o

Construction of the first of up to 10 full scale commercial units is planned to start in the second half of 2010. Capital costs for the ten full scale projects contemplated in our agreement with Aera are estimated to be $80 million. Project funding efforts are underway but no funding is currently in place for the first full scale project.

          We are still a development stage company and have no cash flows from operations. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources. We have a serious liquidity issue until major funding is obtained, sufficient to cover project capital costs and ongoing corporate operating expenses. First cash flows will be achieved when the first commercial scale Greensteam unit is completed and producing revenue, which is expected to be in the latter part of 2011. We are pursuing funding initiatives through a variety of sources.

          We believe that our Greensteam project is suitable for debt based financing, having tangible assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. Our expectation is that the full scale project will be primarily funded by a combination of debt and project equity rather than equity in Global Green Solutions Inc.

          As the resolution of our 50% interest in Vertigro Algae Technologies, LLC is unclear at this time; we have no way to forecast any operating costs in connection with that project, which is now on hold.

Effect of Current Economic Conditions

          Any decrease in the price of fossil fuels is a potential negative factor in regard to how investors may view our Greensteam projects. With Greensteam, our expectation is that by 2011, when we will begin selling steam from our initial project, the price of fossil fuels will make the economics of the project very favorable. The current downturn in the economy is a benefit to us in connection with potentially lower construction costs, for our Greensteam demonstration unit and possibly for our first full scale commercial unit, on which we expect to start construction in late 2010. The overall tightness of capital is a problem with respect to generating major project funding. Greensteam projects are capital intensive. We believe that emerging policy support for pricing and capital in the US through government economic recovery initiatives, e.g. the Federal government’s “stimulus package” may benefit the renewable energy sector in general and possibly our projects.

Industry Trends

          There is increasing global interest in converting waste biomass to energy. In industrial applications, this is driven by the business need for energy efficiency, and greenhouse gas emissions reduction. In utility applications, this is driven by Renewable Portfolio Standards (RPS) regulations mandating that a percentage of electricity is supplied from renewable sources. In the U.S. these are currently at the state level, but there is growing expectation the federal administration will make them national.

          There is a noticeably greater number of companies engaged in the development of algae based biofuels as compared to when we first started the Vertigro project development. This is reflective of an increasing interest in biofuels in general and in algae based biofuels in particular. Algae is increasingly seen as having fewer disadvantages compared to other raw materials for biofuel. There is more questioning of current biofuels such as ethanol and other crop based products in connection with their much higher use of arable land, water, and lower percentage of lipids (oils) compared to algae. A number of major airlines have engaged in test flights using biofuel or biofuel blended with normal aircraft fuel.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles the Company is required to use its judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of the Company’s critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

Financial Instruments and Concentration of Risk
          The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock”, (codified in ASC 815, Derivatives and Hedging). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

Stock-Based Compensation
          On December 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, (codified in ASC 718, Compensation-Stock Compensation). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for periods prior to December 1, 2005 were not restated.

          The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, (codified in ASC 505, Equity). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

          In April 2009, the FASB issued an update to ASC Topic 820-10, Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and includes guidance on identifying circumstances that indicate if a transaction is not orderly. This pronouncement is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In April 2009, the FASB issued FSP SFAS No. 107-1, Disclosures about Fair Value of Financial Instruments (ASC 825-10). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          The Company adopted ASC Topic 855-10, Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In July 2009, the FASB issued SFAS 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In August 2009, the FASB issued an update of ASC Topic 820, Measuring Liabilities at Fair Value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after December 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

          The Company will adopt the provisions of ASC 810 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”). The revised guidance establishes new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, FASB ASC Topic 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity. It also requires that the net income to be reported include the amounts attributable to both the parent and the non-controlling net income to be reported include the amounts attributable to both the parent and the non-controlling interest.

          The revised guidance will be applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods.

          New authoritative accounting guidance under FASB ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under FASB ASC Topic 855 became effective for the Company’s consolidated financial statements for periods ending after June 15, 2009 and will not have a significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Global Green Solutions Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Green Solutions Inc. (a development stage company) as of November 30, 2009 and 2008, and the related consolidated statements of operations and cash flows for each of the two years in the period ended November 30, 2009, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2009, and stockholders’ equity (deficiency) for the cumulative period from June 10, 2003 (date of inception) to November 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2009, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2009, in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada	“Morgan & Company”

March 11, 2010	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2009	2008

ASSETS

Current
Cash	$41,956	$81,376
Amounts receivable	6,390	75,777
Prepaid expenses	26,075	8,408
	74,421	165,561
Equipment (Note 4)	5,006	21,955

	$79,427	$187,516

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 6 and 9)	$1,860,372	$1,299,234
Convertible notes (Note 5)	684,419	71,273
Loans payable (Note 6 and 9)	1,878,127	2,162,142
	4,422,918	3,532,649
Project Funding Advances (Note 3 )	1,386,986	-
	5,809,904	3,532,649
Commitments And Contractual Obligations (Note 10)
Subsequent Events (Note 15)

STOCKHOLDERS’ DEFICIENCY

Capital Stock (Note 8) Authorized: 100,000,000 common shares, par value $0.00001 per share Issued and outstanding: 46,461,099 common shares at November 30, 2009 44,801,599 common shares at November 30, 2008	465	448

Additional Paid-In Capital	20,017,711	19,072,887
Shares To Be Issued (Notes 8 and 12)	82,688	220,600
Share Purchase Warrants	620,500	736,300
Deferred Compensation	(114,800)	(457,150)
Deficit Accumulated During The Development Stage	(26,337,041)	(22,918,218)
	(5,730,477)	(3,345,133)

	$79,427	$187,516

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2009	2008	2009

Revenue	$-	$-	$-

Operating Expenses
Consulting fees (Note 9)	950,964	1,215,794	3,802,549
Finance charges	52,457	685	2,072,726
Interest and bank charges	259,441	57,448	408,538
Office and sundry (Note 9)	287,971	461,961	1,542,147
Professional fees	124,464	206,519	836,024
Project development expenses (Note 3 and 14)	1,243,577	3,200,477	7,314,,005
Stock-based compensation	512,640	737,355	7,527,333
	3,431,514	5,880,239	23,503,322

Operating Loss, Before Other Income (Expense) and Non-controlling Interests	(3,431,514)	(5,880,239)	(23,503,322)

Other Income (Expense)
Impairment of advances for pilot project (Note 3)	-	(119,000)	(2,837,160)
Impairment of intangible assets	-	-	(357,100)
Interest income	1,044	-	60,049

Loss Before Non-controlling Interests	(3,430,470)	(5,999,239)	(26,637,533)

Net Income (Loss) Attributable To Non-controlling Interests	11,647	(4,520)	300,492

Net Loss	$(3,418,823)	$(6,003,759)	$(26,337,041)

Basic And Diluted Loss Per Common Share	$(0.08)	$(0.14)

Weighted Average Number Of Common Shares Outstanding	45,189,161	43,875,475

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2009	2008	2009

Cash Flows (Used In) Provided By:
Operating Activities
Net loss for the period	$(3,418,823)	$(6,003,759)	$(26,337,041)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	20,069	26,994	61,190
Non-controlling interests in operations of consolidated subsidiaries	(11,647)	4,520	(300,492)
Non-cash finance charges	52,457	685	2,072,726
Stock-based compensation	512,640	737,355	7,527,333
Non-cash consulting services	206,527	214,650	943,557
Non-cash license fee	-	165,000	165,000
Non-cash settlement	(12,122)	19,300	7,178
Non-cash project development expense recovery	(575,314)	-	(575,314)
Accrued interest	247,024	42,723	365,025
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	119,000	2,837,160
Changes to non-cash operating assets and liabilities:
Amounts receivable	69,387	(138,257)	(125,390)
Prepaid expenses	(17,667)	144,189	(26,075)
Accounts payable and accrued liabilities	454,905	733,480	1,731,285
	(2,472,564)	(3,934,120)	(11,296,758)
Investing Activities
Acquisition of equipment and intangible assets	(3,120)	(8,020)	(66,296)
Pilot project facilities and equipment	-	-	(2,718,160)
	(3,120)	(8,020)	(2,784,456)
Financing Activities
Issue of share capital, net of issuance costs	-	2,106,936	7,907,588
Net proceeds from convertible notes	811,532	100,000	2,336,532
Advances from non-controlling interests	11,647	4,886	103,992
Loan advances - net	291,299	1,799,915	2,453,272
Project funding advances	1,321,786	-	1,321,786
	2,436,264	4,011,737	14,123,170

(Decrease) Increase In Cash	(39,420)	69,597	41,956
Cash, Beginning Of Period	81,376	11,779	-

Cash, End Of Period	$41,956	$81,376	$41,956

Supplemental Information
Cash activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing And Financing Activities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Shares issued for cash at $0.00001 – June 3, 2003	20,000,000	$200	$(150)	$-	$-	$-	$-	$50
Net loss for the period	-	-	-	-	-	-	(22,678)	(22,678)

Balance, November 30, 2003	20,000,000	200	(150)	-	-	-	(22,678)	(22,628)

Subscriptions received	-	-	-	38,500	-	-	-	38,500
Net loss for the year	-	-	-	-	-	-	(13,114)	(13,114)

Balance, November 30, 2004	20,000,000	200	(150)	38,500	-	-	(35,792)	2,758

Shares issued for cash at $0.10 – January 5, 2005	4,080,000	40	101,960	(38,500)	-	-	-	63,500
Net loss for the year	-	-	-	-	-	-	(54,197)	(54,197)

Balance, November 30, 2005	24,080,000	240	101,810	-	-	-	(89,989)	12,061

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Balance, November 30, 2005	24,080,000	$240	$101,810	$-	$-	$-	$(89,989)	$12,061

Shares issued for cash:
Placement at $0.05 – May 3, 2006	2,000,000	20	99,980	-	-	-	-	100,000
Placement, inclusive of finders’ fee units – June 7, 2006	1,094,000	11	347,989	-	152,000	-	-	500,000
Placement, inclusive of finder’s fee units and net of cash finder’s fee – September 28, 2006	420,000	4	133,596	-	56,400	-	-	190,000
Shares issued for non- cash:
For consulting services – April 3, 2006	150,000	2	119,998	-	-	-	-	120,000
As finder’s fees in connection with convertible debt – May 3, 2006	450,000	5	323,995	-	-	-	-	324,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

On debt conversion, net of deferred finance costs of $49,302 – September 28, 2006	320,496	$3	$105,495	$-	$-	$-	$-	$105,498
On debt conversion, net of deferred finance costs of $184,883 – October 4, 2006	1,091,601	11	395,853	-	-	-	-	395,864
On debt conversion, net of deferred finance costs of $61,627 – October 6, 2006	363,876	4	131,951	-	-	-	-	131,955
On cashless warrant exercise – October 6, 2006	264,371	2	200,998	-	(201,000)	-	-	-
Intrinsic value of beneficial conversion feature	-	-	925,500	-	-	-	-	925,500
Fair value of warrants issued as finder’s fees in connection with convertible debt	-	-	-	-	429,000	-	-	429,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Issuance of convertible debt:
Fair value of convertible debt warrants	-	$-	$-	$-	$574,500	$-	$-	$574,500
Stock-based compensation	-	-	3,341,100	-	142,500	(998,000)	-	2,485,600
Net loss for the year	-	-	-	-	-	-	(5,567,762)	(5,567,762)

Balance, November 30, 2006	30,234,344	302	6,228,265	-	1,153,400	(998,000)	(5,657,751)	726,216

Shares issued for cash: Placement, net of cash fee – January 3, 2007	1,062,000	11	745,689	-	256,300	-	-	1,002,000
Placement, inclusive of finder’s fee units and net of cash finder’s fee – February 21, 2007	3,389,200	34	2,415,186	-	822,600	-	-	3,237,820
Placement at $1.00 – August 13, 2007	500,000	5	400,695	-	99,300	-	-	500,000
Placement at $0.85 – November 30, 2007	117,647	1	83,499	-	16,500	-	-	100,000
On exercise of options – April 26, 2007	2,125,000	21	-	-	-	-	-	21

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

On exercise of options – August 13, 2007	1,062,500	$11	$-	$-	$-	$-	$-	$11
On exercise of options – May 29, 2007	30,000	1	14,999	-	-	-	-	15,000
On exercise of options – July 17, 2007	30,000	-	15,000	-	-	-	-	15,000
On exercise of options – December 27, 2006	20,000	-	10,000	-	-	-	-	10,000
On exercise of options – April 4, 2007	20,000	-	10,000	-	-	-	-	10,000
On exercise of warrants – April 19, 2007	25,000	-	18,750	-	-	-	-	18,750
Shares issued for non- cash:
For consulting services – February 14, 2007	237,000	2	236,248	-	-	(236,250)	-	-
For consulting services – August 21, 2007	200,000	2	183,998	-	-	(184,000)	-	-
For consulting services – June 5, 2007	50,000	1	52,499	-	-	(52,500)	-	-

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

For consulting services – October 24, 2007	49,000	$-	$45,580	$-	$-	$(45,580)	$-	$-
For consulting services – May 29, 2007	25,000	-	26,250	-	-	(26,250)	-	-
For consulting services – November 27, 2007	25,000	-	22,500	-	-	(22,500)	-	-
For consulting services – April 4, 2007	12,000	-	12,600	-	-	(12,600)	-	-
On debt conversion, net of deferred finance costs of $12,604 as follows: March 8, 2007 – 106,575 March 19, 2007 – 50,915 April 19, 2007 – 27,584 April 20, 2007 – 73,092 May 8, 2007 – 626,951	885,117	9	633,536	-	-	-	-	633,545
On acquisition of Greensteam Development Inc. – March 7, 2007	150,000	2	160,498	-	-	-	-	160,500
Reallocation on exercise of warrants	-	-	6,950	-	(6,950)	-	-	-
Stock-based compensation	-	-	3,225,838	-	-	565,900	-	3,791,738

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Amortization of deferred compensation	-	$-	$-	$-	$-	$402,380	$-	$402,380
Net loss for the year	-	-	-	-	-	-	(11,256,708)	(11,256,708)

Balance, November 30, 2007	40,248,808	402	14,548,580	-	2,341,150	(609,400)	(16,914,459)	(633,727)

Shares issued for cash: Placement for cash at $0.85 – December 11, 2007	2,352,941	24	1,521,976	-	478,000	-	-	2,000,000
On exercise of options – January 28, 2008	1,062,500	11	-	-	-	-	-	11
On exercise of options – April 25, 2008	12,500	-	6,250	-	-	-	-	6,250
On exercise of options – April 28, 2008	100,000	1	-	-	-	-	-	1
On exercise of options – July 11, 2008	44,850	1	672	-	-	-	-	673
On exercise of options – August 13, 2008	100,000	1	-	-	-	-	-	1
On exercise of warrants – May 6, 2008	200,000	2	99,998	-	-	-	-	100,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Shares issued for non- cash:
On exercise of options – September 5, 2008	35,000	$-	$9,700	$-	$-	$-	$-	$9,700
On exercise of options – October 6, 2008	20,000	-	10,000	-	-	-	-	10,000
For consulting services – October 6, 2008	50,000	-	27,500	-	-	(27,500)	-	-
For consulting services – May 30, 2008	300,000	3	164,997	-	-	(165,000)	-	-
For consulting services – September 11, 2008	25,000	-	7,500	-	-	-	-	7,500
For consulting services – October 6, 2008	200,000	2	31,998	-	-	(32,000)	-	-
For consulting services – April 28, 2008	50,000	1	7,999	-	-	(8,000)	-	-
Shares issuable for license fee	-	-	-	165,000	-	-	-	165,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Issuance of convertible debt:
Intrinsic value of beneficial conversion feature	-	$-	$29,412	$-	$-	$-	$-	$29,412
Options granted on debt settlement	-	-	19,300	-	-	-	-	19,300
Shares to be issued – unpaid consulting	-	-	-	31,600	-	(31,600)	-	-
Shares to be issued – unpaid consulting	-	-	-	24,000	-	(24,000)	-	-
Reallocation on exercise of warrants	-	-	114,000	-	(114,000)	-	-	-
Reallocation on expiry of warrants	-	-	1,968,850	-	(1,968,850)	-	-	-
Stock-based compensation	-	-	504,155	-	-	233,200	-	737,355
Amortization of deferred compensation	-	-	-	-	-	207,150	-	207,150
Net loss for the year	-	-	-	-	-	-	(6,003,759)	(6,003,759)

Balance, November 30, 2008	44,801,599	448	19,072,887	220,600	736,300	(457,150)	(22,918,218)	(3,345,133)

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Shares issued for non- cash:
For consulting services:
February 11, 2009	37,500	$-	$3,750	$-	$-	$(3,750)	$-	$-
March 23, 2009	37,500	-	3,375	-	-	(3,375)	-	-
April 2, 2009	37,500	-	2,700	-	-	(2,700)	-	-
May 4, 2009	37,500	1	2,437	-	-	(2,438)	-	-
June 5, 2009	37,500	1	3,187	-	-	(3,188)	-	-
July 6, 2009	37,500	-	5,625	-	-	(5,625)	-	-
November 30, 2009	112,500	2	15,111	-	-	(15,113)	-	-
For licence fee – March 3, 2009	300,000	3	164,997	(165,000)	-	-	-	-
For debt settlement – May 29, 2009	117,000	1	7,125	-	-	-	-	7,126
July 2, 2009
Returned-unearned	(125,000)	(1)	(117,056)	-	-	123,750	-	6,693
October 28, 2009	230,000	2	29,898	-	-	(8,650)	-	21,250
For settlement of legal claim – November 30, 2009	800,000	8	83,992	(55,600)	-	-	-	28,400

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2009
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED
	OF		ADDITIONAL	AND	SHARE		DURING THE
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	TOTAL

Issuance of convertible debt:
Intrinsic value of beneficial conversion feature	-	$-	$250,843	$-	$-	$-	$-	$250,843
Shares to be issued – unpaid consulting	-	-	-	82,688	-	(82,688)	-	-
Shares to be issued – reallocation on expiry of warrants	-	-	115,800	-	(115,800)	-	-	-
Stock-based compensation	-	-	373,040	-	-	139,600	-	512,640
Amortization of deferred compensation	-	-	-	-	-	206,527	-	206,527
Net loss for the year	-	-	-	-	-	-	(3,418,823)	(3,418,823)

Balance, November 30, 2009	46,461,099	$465	$20,017,711	$82,688	$620,500	$(114,800)	$(26,337,041)	$(5,730,477)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (the “Company”) was incorporated June 10, 2003 in the State of Nevada, is a development stage company and is devoting substantially all of its present efforts to establishing a new business. That business has primarily been focused on two areas: waste biomass combustion to generate industrial process steam and electrical power, and the production of algae biomass, principally for biofuel feedstock.

The Company conducts a portion of its operations through certain subsidiaries. Global Greensteam LLC, a California corporation owned 100%, is developing its Greensteam process technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or to generate electrical power. Global Green Solutions (SA) (Proprietary) Limited (“PTY”), a South African corporation owned 80%, is marketing and developing business opportunities in South and Southern Africa, primarily for Greensteam projects. Global Green Solutions Ltd, a United Kingdom corporation owned 100%, has no operations or activity other than through its 80% holding in PTY. Three other subsidiaries are inactive.

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) have pursued development of a joint project to use algae as a source for biofuel feedstock and other products. In 2008, the Company restructured its operations to focus on its commercial stage Global Greensteam business. Through its management participation in VAT, the Company is evaluating alternative strategies for conducting ongoing development of that project, including pursuing renewable energy grants and working with new strategic partners.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $26,337,041 for the period from June 10, 2003 (inception) to November 30, 2009, has a stockholders’ deficiency, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its biomass combustion projects. It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB” Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the year ended November 30, 2009. As the Codification was not intended to change or alter existing GAAP, it does not have an impact on the Company’s financial statements. The only impact is that references to authoritative accounting literature are in accordance with the Codification. The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	a)	Principles of Consolidation

The accompanying consolidated financial statements include the Company and its subsidiaries or entities consolidated in accordance with guidance originally issued in FASB Interpretation Number (“FIN”) 46, as revised, Consolidation of Variable Interest Entities (codified in ASC 810, Consolidation). All inter-company balances and transactions have been eliminated in consolidation and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

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

Preparation of the Company’s financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions, and useful lives of long-lived assets.

	c)	Development Stage Company

The Company is a development stage company as defined by SFAS 7, Accounting and Reporting by Development Stage Enterprises (codified in ASC 915, Development Stage Entities). The Company is devoting substantially all of its present efforts to establishing a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	d)	Equipment and Depreciation

Equipment is recorded at cost less accumulated depreciation. Depreciation is computed and recorded when equipment is put into use, using the straight line method over twenty-four months to allocate the cost of depreciable assets.

Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company assesses equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Intangible Assets

The Company has adopted the provision of SFAS 142, Goodwill and Intangible Assets, (codified in ASC 350, Intangibles – Goodwill and Other) which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company.

	f)	Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in ASC 360, Property, Plant, and Equipment), the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	g)	Financial Instruments and Concentration of Risk

The fair values of financial instruments, which include cash, amounts receivable, accounts payable and accrued liabilities, convertible notes, and loans payable were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments. Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments.

The Company accounts for common stock purchase warrants at fair value in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Practically Settled in, a Company’s Own Stock”, (codified in ASC 815, Derivatives and Hedging). The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, Earnings per Share (codified in ASC 260, Earnings Per Share), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS 52, Foreign Currency Translation (codified in ASC 830, Foreign Currency Matters), using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	j)	Product Development Costs

Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At November 30, 2009 and 2008, the Company had no deferred product development costs.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS 109, Accounting for Income Taxes, (codified in ASC 740, Income Taxes) as of its inception. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Effective December 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), (codified in ASC 740-10-25, Income Taxes). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of November 30, 2009 that, if recognized, would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of November 30, 2009 or 2008.

	l)	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	m)	Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of:

		i)	the date at which the counterparty’s performance is complete;
		ii)	the date at which a commitment for performance by the counterparty to earn the common shares is reached; or
		iii)	the date at which the common shares are issued if they are fully vested and non- forfeitable at that date.

n)	Escrowed Shares

The fair value of escrowed shares are recognized as a charge to income at the time they are released from escrow, with a corresponding increase in share capital.

o)	Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, (codified in ASC 718, Compensation-Stock Compensation). The Company adopted SFAS 123R using the modified-prospective- transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for periods prior to December 1, 2005 were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, (codified in ASC 505, Equity). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Recent Accounting Pronouncements

In April 2009, the FASB issued an update to ASC Topic 820-10, Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and includes guidance on identifying circumstances that indicate if a transaction is not orderly. This pronouncement is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 107-1, Disclosures about Fair Value of Financial Instruments (ASC 825-10). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

The Company adopted ASC Topic 855-10, Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855- 10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In July 2009, the FASB issued SFAS 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Recent Accounting Pronouncements (Continued)

In August 2009, the FASB issued an update of ASC Topic 820, Measuring Liabilities at Fair Value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for the Company for revenue arrangements entered into or materially modified on or after December 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

The Company will adopt the provisions of ASC 810 (formerly SFAS No. 160, “Non- controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”). The revised guidance establishes new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, FASB ASC Topic 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity. It also requires that the net income to be reported include the amounts attributable to both the parent and the non-controlling net income to be reported include the amounts attributable to both the parent and the non-controlling interest. The revised guidance will be applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	p)	Recent Accounting Pronouncements (Continued)

New authoritative accounting guidance under FASB ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under FASB ASC Topic 855 became effective for the Company’s consolidated financial statements for periods ending after June 15, 2009 and will not have a significant impact on the Company’s consolidated financial statements.

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

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	a)	Algae Biofuel Project (Continued)

In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee. The amount was expensed during the year ended November 30, 2008 as part of project development costs and the shares were issued March 3, 2009. That license agreement was terminated in the year ended November 30, 2009. The preliminary carrying value of the advances totalling $2,718,160 at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow will result from the project and was charged to operations in 2007.

In September, 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in the LLC to VUI. The Agreement was not completed and as a result, the Company is evaluating alternative strategies for conducting ongoing development, including pursuing renewable energy grants and working with new strategic partners.

Based on the cost sharing arrangement described above, the Company had recorded a payable of $575,314 to Valcent to May 31, 2009. However, in consideration of the difference in contributions to date, uncertainty that cash flow will result from the project and the fact that the project assets were transferred to Valcent, the companies agreed in August 2009 that no amounts are payable from the Company to Valcent or VUI in connection with project development costs. As a result, during the year ended November 30, 2009, $575,314 of project development expense was reversed. Valcent and the Company have further agreed that until a strategy for conducting ongoing development has been finalized, no further cost sharing will be required. Costs incurred in connection with the algae biofuel project and charged to project development expenses totalled $142,354 during the year ended November 30, 2009 (2008: $1,192,317).

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

NOVEMBER 30, 2009 AND 2008
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

NOVEMBER 30, 2009 AND 2008
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

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company, on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009. The Program Agreement provides for a test, or demonstration unit which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, to be built at a location of the oil and gas company. The Program Agreement also provides that up to ten commercial scale units could be built, depending on the results of the demonstration unit.

The demonstration unit will be approximately one-quarter the size of the commercial scale units and is expected to cost approximately $8 million, including extended testing. Under the terms of the First Amendment, up to $3 million of this cost was to be contributed by Aera. That amount was to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units in the Full Scale Period. Depending on the completion date of the first commercial scale project, the amount of the discount ranged from $3.9 million to $5 million.

Effective November 24, 2009, Greensteam and Aera executed the Second Amendment to the Program Agreement which deleted and replaced the First Amendment in its entirety.

Under the terms of the Second Amendment:

Aera will continue to contribute up to $3 million of the cost of the demonstration unit

An additional $5 million of payments has been included in Aera’s 2010 R&D budget. If the Aera Board of Directors approves the request, Aera will make payments to Greensteam for the demonstration unit up to a total of $8 million. If Aera’s Board does not approve the request, then the Program Agreement and any site-specific agreements shall be deemed terminated. The Company expects that the request will be approved.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	b)	Waste Biomass Fuelled Steam Generation Project (Continued)

Payments from Aera are to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the Test Unit.

In return, if the demonstration unit meets the pre-agreed Specific Test Requirements and there is a Full Scale period, Greensteam will be obligated to provide Aera with discount-priced steam.

If there is no Full Scale Period in which Greensteam can provide Aera with discount-priced Steam, Greensteam will grant Aera a perpetual, exclusive license to use Greensteam’s technology at any property owned or leased by Aera, and access to Greensteam’s intellectual property (collectively the “Exclusive License Grant”), subject to a royalty of 0.004 times the Incremental Energy Charge as defined in the Agreement if Aera proceeds with the Full Scale period on its own.

There are no longer any Early Termination Fees as had been included in the First Amendment. Those have been replaced in the Second Amendment by the obligation for Greensteam to grant Aera an Exclusive License Grant in the following circumstances:

a)	If the Test Unit fails to meet the pre-agreed Specific Test Requirements and either Party gives notice as provided;

b)

If the Test Unit meets the pre-agreed Specific Test Requirements, both Parties give notice that the pre-agreed Specific Test Requirements are met or that the test results are acceptable, Aera’s Board approves amending the Full Scale Period definition by replacing the language “five (5) years” with “ten (10) years”, and Greensteam is subsequently unable to (1) obtain the Full Scale Permit after diligent effort or (2) obtain financing for the first Project after diligent effort;

c)

If the Test Unit meets the pre-agreed Specific Test Requirements, both Parties give notice that the pre-agreed Specific Test Requirements are met or that the test results are acceptable, Greensteam subsequently obtains the Full Scale Permit, Greensteam obtains financing for the first Project, and Greensteam fails to implement the Full Scale Period Project(s).

Expenditures incurred in connection with the steam generation project and charged to project development costs in the year ended November 30, 2009 totalled $1,631,835 (2008: $1,673,131).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	b)	Waste Biomass Fuelled Steam Generation Project (Continued)

There is no longer a specific, total discount amount with a maximum ranging from $3.9 to $5 million to be paid to Aera, as was contemplated in the First Amendment. In its place, a revised pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to commencement of delivery of steam from the first commercial scale project to Aera. Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of November 30, 2009, $1,321,786 (2008:$Nil) had been received from Aera under the terms of the Amendment and $65,200 (2008:$Nil) had been recorded as the estimated accretion thereon.

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California. Completion is expected in the second quarter of 2010, at which time testing will commence.

4.	EQUIPMENT

		2009
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer and office equipment	$66,269	$(61,263)	$5,006

		2008
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer and office equipment	$63,075	$(41,120)	$21,955

5.	CONVERTIBLE NOTES

On November 7, 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest. The final terms, as amended, are as follows: interest is at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the note or accrued interest has been converted into units.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES (Continued)

During 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 on March 2, 2009 ($129,405), March 30, 2009 ($306,000), June 25, 2009 ($50,000), September 3, 2009 ($300,000), and October 23, 2009 ($62,000) due and payable respectively on March 2, 2011, March 30, 2011, June 25, 2011, September 3, 2011, and October 23, 2011 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $35,873 in finder’s fees.

In accordance with the provisions of EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), (codified in 470-20 of ASC 470, Debt) the Company recognized the value of the embedded beneficial conversion feature of $29,412 in connection with the 2008 note and $250,843 in connection with the 2009 notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion. The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital. The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method. In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components. To November 30, 2009, the Company has recorded accretion of $53,142 (November 30, 2008: $685) and accrued interest of $61,004 (November 30, 2008: $378).

6.	LOANS PAYABLE

The Company was indebted as at November 30, 2009 for short term loans totalling $1,878,127 (November 30, 2008 - $2,162,142).

	-	Of that total, $684,291 (2008: $1,159,887) is unsecured, non-interest bearing, and with no specific terms of repayment.

-

$1,193,836 (2008: $1,002,255) of the total is due to directors, officers and related parties, is also unsecured and with no specific terms of repayment, but bears interest of 10% per annum. Maturity dates have been reached and monthly compounding of interest has commenced on loans aggregating $662,255. These loans are considered to be due on demand. The balance of loans aggregating $531,581 has maturity dates ranging from December 1, 2009 to October 30, 2010, at which dates compounding of interest will commence and the loans will be considered to be due on demand.

	-	To November 30, 2009, the Company has recorded accrued interest of $163,371 (2008: $42,176).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

7.	NON-CONTROLLING INTERESTS

For the year ended November 30, 2009, the Company has recorded a non-controlling interest share of loss of $11,647 (2008: share of income of ($4,520)). No non-controlling interest obligations have been recorded as a component of other long-term liabilities in either 2009 or 2008.

8.	CAPITAL STOCK

	a)	Common Stock

During the year ended November 30, 2009 the Company:

i)

issued 337,500 shares with a fair value of $36,189 in connection with a consulting agreement, all of which was expensed in the period. In addition, a further 37,500 common shares with a fair value of $3,938 were issuable as of November 30, 2009 and are included in Shares To Be Issued. Those shares, along with a further 37,500 for December, 2009 were issued in January, 2010.

		ii)	issued 300,000 restricted shares previously recorded as issuable in connection with the Algae Biofuel Project as described in Note 3 (a).

		iii)	issued 117,000 shares with an estimated fair value of $7,126 in settlement of $7,126 of trade payables, resulting in no gain or loss on settlement.

iv)

returned 125,000 shares to treasury in connection with a debt settlement whereby a consultant retained 100,000 shares out of 225,000 shares that had been issued but not yet earned, with an estimated fair value of $6,693, to settle an amount payable to the consultant of $6,693, resulting in no gain or loss on settlement.

v)

issued 163,333 shares with a fair value of $21,250 in settlement of $21,250 of trade payables, resulting in no gain or loss on settlement, and 66,667 shares with a fair value of $8,650 due as compensation under the terms of a consulting agreement.

vi)

issued 800,000 shares with an estimated fair value of $84,000 as part of the settlement of a claim in connection with a consulting agreement that was terminated in May, 2008. These shares were issued in settlement of 80,000 previously recorded shares to be issued with an original estimated fair value of $55,600 and trade payables of $40,522 resulting in a gain on settlement of $12,122 recorded during the year.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	a)	Common Stock (Continued)

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

NOVEMBER 30, 2009 AND 2008
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

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants. The number, exercise price, term and vesting conditions of the options are determined by the board of directors. The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares. To November 30, 2009, 4,249,850 options (2008: 814,850) were issued under this plan, leaving 5,750,150 available to be issued. Under a previous stock option plan, the maximum available 5,000,000 options were issued by November 30, 2007. During the year ended November 30, 2009, the Company recorded $512,640 (2008: $737,355) in stock-based compensation expense for options granted.

During the year ended November 30, 2009, the Company had the following stock option activity:

The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share. In accordance with SFAS 123R, (codified in ASC 718, Compensation-Stock Compensation), the Company expenses the fair value of these options, estimated to be $171,750. This amount will be expensed on a straight-line basis over the related option vesting period or service contract period. To November 30, 2009, the Company has expensed $171,040 of this fair value and $710 will be recorded on the future vesting of these options.

The fair value of the common stock options granted during the period was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0% (2008:0%); risk free interest rate of 1.18% (2008: 2.17%); expected volatility of 117% (2008: 123%) and average expected option term of 3.00 years (2008: 2.62 years).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	b)	Stock Options (Continued)

During the year ended November 30, 2008, the Company had the following stock option activity:

The Company granted a total of 999,850 stock options at exercise prices ranging from $0.00001 to $0.50 per share. In accordance with SFAS 123R, (codified in ASC 718, Compensation-Stock Compensation), the Company expenses the fair value of these options, estimated to be $479,300. Of this amount, $460,000 will be expensed on a straight-line basis, over the related option vesting period or service contract period and the remaining $19,300 was recorded as debt settlement consideration in connection with the settlement of $19,500 owing under a consulting agreement.

As of November 30, 2009, the Company has expensed $387,243 (2008: $204,543) of this fair value and $72,757 will be recorded on the future vesting of these options.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at November 30, 2009:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE

$ 0.20	2,760,000	2,735,000	2.14 years
$ 0.20	675,000	675,000	2.19 years
$ 0.50	500,000	500,000	0.04 years
$ 0.50	15,000	15,000	0.63 years
$ 0.50	500,000	250,000	1.33 years
$ 0.50	300,000	150,000	1.41 years
$ 1.00	300,000	300,000	0.13 years
$ 1.00	300,000	300,000	0.38 years
$ 1.00	200,000	200,000	0.57 years

	5,550,000	5,125,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	b)	Stock Options (Continued)

The Company’s stock option activity for the years ended November 30, 2009 and 2008 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2007	5,977,500	$0.49	1.64 years

Granted during the year	999,850	0.42
Expired/Forfeited during the year	(212,500)	1.03
Exercised during the year	(1,374,850)	0.02

Balance outstanding, November 30, 2008	5,390,000	0.57	0.91 years

Granted during the year	3,435,000	0.20
Expired/Forfeited during the year	(3,275,000)	0.50

Balance outstanding, November 30, 2009	5,550,000	$0.39	1.58 years

As at November 30, 2009, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R of all outstanding, vested stock options was $NIL and the AIV of options exercised during the year ended November 30, 2009 was $NIL.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	c)	Warrants

The Company’s share purchase warrant activity for the years ended November 30, 2009 and 2008 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, December 1, 2007	6,654,012	$1.11	0.67 years

Granted during the year	1,176,471	1.50
Expired during the year	(5,995,188)	1.10
Exercised during the year	(200,000)	0.50

Balance, November 30, 2008	1,635,295	1.49	1.86 years

Expired during the year	(308,824)	1.50

Balance, November 30, 2009	1,326,471	$1.49	1.13 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at November 30, 2009:

		WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$ 1.40	150,000	1.92 years
$ 1.50	1,176,471	1.03 years

	1,326,471

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	d)	Restricted Common Shares in Escrow

In accordance with the terms of the First Amendment to the Program Agreement with Aera Energy LLC (“Aera”) (see Note 3 b)), respecting the biomass fuelled steam generation project, the Company issued twenty million of its restricted common shares, with Aera’s name as beneficial owner, to be held in escrow. The shares, or some portion of the shares, were only to be released to Aera if Global Greensteam LLC failed to pay on a timely basis an early termination fee as defined in the Amendment, should it be required, and Aera exercised its option in those circumstances to take possession of the shares. The Amendment and the escrow agreement provided for the eventual return to the Company of all of the shares placed in escrow in the event that no early termination fee is required.

Under the terms of the escrow agreement, neither the Company nor Aera have voting or dispositive powers for the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented or in the determination of the weighted average number of shares outstanding.

As detailed in Note 3 b), the First Amendment to the Program Agreement has been replaced and superseded in its entirety by a Second Amendment to the Program Agreement. The Second Amendment includes no requirement for shares of the Company to be held in escrow in connection with the Program Agreement or for any other purpose. Therefore the Company expects to reach agreement with Aera to cancel the escrow agreement, remove the 20 million shares from escrow and have them cancelled.

9.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended November 30, 2009, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at November 30, 2009 that are not disclosed elsewhere in these financial statements:

	-	The Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $653,238 (2008 - $766,936).

	-	The Company paid or accrued $156,342 (2008 - $174,804) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-

$1,029,973 (November 30, 2008 - $547,877) was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 6.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at November 30, 2009:

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

Base compensation of $12,747 (8,500 Euros) per month;
Office rent of $1,800 (1,200 Euros) per month;
$2,999 (2,000 Euros) monthly for European Social costs.
An annual performance bonus of 1% of net profit;

In addition, the Company granted the right to buy 4,250,000 shares of the Company at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.

ii)

On July 13, 2007, effective from March 1, 2007, for the services of a Vice President, strategy and business development. The agreement had a three year term and included base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date. 100,000 shares were issued by August 31, 2008. Additional bonus stock options may be issued upon the Company initiating a bonus plan. The agreement was terminated by mutual agreement in July, 2009.

iii)

On September 18, 2007, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. All amounts are payable monthly. The contract may be terminated upon six months notice.

iv)

Effective February 1, 2008, with a four year term for the provision of services of a Corporate Secretary by a consulting firm that is owned and controlled by a director of the Company. The agreement includes base compensation of $6,500 per month, plus applicable Goods and Services Tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

v)

Effective February 1, 2008, with a four year term for the provision of services of a corporate consulting firm which is owned and controlled by a director of the Company. The agreement includes base compensation of $2,500 per month, plus applicable Goods and Services Tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired.

vi)

Effective May 1, 2008, for the provision of services of a General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued in the year ended November 30, 2008.

b)

On January 29, 2009, the Company entered into an agreement for services, primarily for the raising of project equity and/or debt finance or credit arrangements for the provision of capital purchases, working capital, development and construction costs for the Company’s Greensteam project to be constructed near Bakersfield, California. The agreement includes a monthly fee of $8,723 (£6,000) and may be terminated on sixty days notice. The agreement also contains transaction related fees and success fees comprised of project equity percentages and warrants. By mutual agreement, the monthly fees were put on temporary hold after October, 2009, and are to be resumed at a later date, to be agreed.

11.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of November 30, 2009, the Company has net operating losses carried forward totalling approximately $11,969,000 for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to SFAS No. 109, (codified in ASC 740, Income Taxes), the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	2009	2008

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(1,102,500)	$(2,025,500)
Non-deductible stock-based compensation	174,300	250,700
Non-controlling interest share of income (losses)	(4,000)	1,500
Non-deductible finance costs and other	39,700	(400)
Change in valuation allowance	892,500	1,773,700

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2009	2008

Non-capital loss carry forwards	$4,028,000	$2,946,400
Tax basis of investments in excess of carrying value	1,566,200	1,761,800
Equipment	20,100	13,600

Total deferred tax assets	5,614,300	4,721,800
Less: Valuation allowance	(5,614,300)	(4,721,800)

Net deferred tax assets recognized	$-	$-

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

The Company has approximately $11,297,800 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, as follows:

2023	$22,700
2024	13,100
2025	54,200
2026	1,445,400
2027	2,944,600
2028	3,790,800
2029	3,027,000

$11,297,800

In addition, the Company has net operating losses carried forward for income tax purposes in South Africa and the United Kingdom which may be carried forward indefinitely to offset future taxable income of approximately $630,000 (2008 - $451,000) and $41,000 (2008 -$32,000) respectively.

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	YEARS ENDED
	NOVEMBER 30
	2009	2008

Amortization of the intrinsic value and/or beneficial conversion feature of the convertible notes	$52,457	$685

During the year ended November 30, 2009:

–

The Company issued 337,500 shares with a fair value of $36,189 in connection with a consulting agreement, all of which was expensed in the period. In addition, a further 37,500 common shares with a fair value of $3,938 were issuable as of November 30, 2009 and are included in Shares To Be Issued. Those shares, along with a further 37,500 shares for December, 2009 were issued in January, 2010;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

	–	The Company issued 300,000 shares, with a fair value of $165,000, previously recorded as issuable in connection with the Algae Biofuel Project as described in Note 3 (a);

	–	The Company issued 117,000 shares with an estimated fair value of $7,126 in settlement of $7,126 of trade payables, resulting in no gain or loss on settlement;

–

The Company returned 125,000 shares to treasury in connection with a debt settlement whereby a consultant retained 100,000 shares out of 225,000 shares that had been issued but not yet earned, with an estimated fair value of $6,693, to settle an amount payable to the consultant of $6,693, resulting in no gain or loss on settlement;

–

The Company issued 163,333 shares with a fair value of $21,250 in settlement of $21,250 of trade payables, resulting in no gain or loss on settlement, and 66,667 shares with a fair value of $8,650 due as compensation under the terms of a consulting agreement;

–

The Company issued 800,000 shares with an estimated fair value of $84,000 as part of the settlement of a claim in connection with a consulting agreement that was terminated in May, 2008. These shares were issued in settlement of 80,000 previously recorded shares to be issued with an original estimated fair value of $55,600 and trade payables of $40,522 resulting in a gain on settlement of $12,122 recorded during the year;

	–	The Company recognized the value of the embedded beneficial conversion feature of $250,843 in respect of $847,405 in convertible notes issued during the year.

During the year ended November 30, 2008:

	–	The Company issued 55,000 shares on the exercise of stock options at prices of $0.28 and $0.50 for total proceeds of $19,700 which was paid by way of offset of amounts owing to the option holder;

	–	The Company entered into an agreement for consulting services which included as partial compensation 80,000 restricted common shares with a combined fair value of $55,600 which was expensed;

–

In connection with a license technology agreement entered into by the Company’s subsidiary, Vertigro Algae Technologies LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one- time license fee. The amount was expensed;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

–

In connection with a private placement for 2,352,941 units, each unit included one half share purchase warrant with one full warrant being exercisable into one restricted share common stock at a price of $1.50 up to December 11, 2010. The subscribers also received 1,000,000 unit purchase warrants with a fair value of $140,000;

	–	The Company recognized the value of the embedded beneficial conversion feature of $29,412 in respect of a $100,000 convertible note.

–

The Company issued a further total of 625,000 restricted common shares for consulting services with a combined fair value of $240,000 of which $86,450 was expensed during the year and $153,550 has been recorded as deferred compensation as at November 30, 2008.

In December, 2009, in connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which was expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued.

13.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10 Fair Value Measurements also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets. Level 1 assets and liabilities include debt and equity securities traded in an active exchange market, as well as U.S. Treasury securities.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Valuation is determined using model-based techniques with significant assumptions not observable in the market.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

13.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has no assets or liabilities subject to recurring measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the fair value measures by level of valuation assumptions used:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
November 30, 2009	$-	$-	$1,386,986
November 30, 2008	-	-	-

Fair Value of Financial Instruments

The following table reflects the fair value of financial instruments:

	November 30, 2009		November 30, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	$41,956	$41,956	$81,376	$81,376
Amounts receivable	6,390	6,390	75,777	75,777
Financial Liabilities:
Accounts payable and accrued liabilities	1,860,372	1,860,372	1,299,234	1,299,234
Convertible notes	684,419	684,419	71,273	71,273
Loans payable	1,878,127	1,878,127	2,162,142	2,162,142

Due to the relatively short term nature of cash, amounts receivable, accounts payable and accrued liabilities, and loans payable, the fair value of these instruments approximates their carrying value. Convertible notes are recorded at estimated fair value on issue and at amortized cost on an ongoing basis. The carrying amount of the Company’s convertible debt approximates the fair value

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

14.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, (codified in ASC 280, Segment Reporting) and currently operates two reportable segments in the development of renewable energy technologies, being a biofuel feedstock pilot project and a biomass-fuelled steam generation project.

	a)	Algae Biofuel Project

This project is in the development stage and is focused on the use algae as a source for biofuel feedstock and other products. As described in Note 3, an agreement to sell the Company’s 50% ownership in the project to its partner firm was not completed and as a result, the Company is evaluating alternative strategies for conducting ongoing development, including pursuing renewable energy grants and working with new strategic partners.

	b)	Waste Biomass – Fuelled Steam Generation Projects

This project is the primary focus of the Company’s efforts and involves the development and marketing of the Company’s process that converts biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes, to generate electrical power, or for distributed heating. One contract is in the early commercial stage in the United States, and other project opportunities are being developed in Europe.

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those of the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

	YEAR ENDED
	NOVEMBER 30
	2009	2008
Operating Loss (Gain):
Algae biofuel project (net of reversal)	$(432,960)	$1,357,317
Waste biomass-fuelled steam generation project	1,631,835	1,673,131
Other	44,702	170,029
Total reportable segments	1,243,577	3,200,477
Corporate and other	2,187,937	2,679,762
Total operating loss	$3,431,514	$5,880,239

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 AND 2008
(Stated in U.S. Dollars)

14.	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Algae biofuel project costs in 2009 include a reversal of $573,314 as described in Note 3 a). 2008 included $165,000 which is the fair value of shares issued in connection with a licence technology agreement.

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design, computer and control systems which are predominately located in the United States.

15.	SUBSEQUENT EVENTS

In December, 2009, in connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which was expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued.

The Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $180,000 on January 29, 2010 ($80,000) and February 8, 2010 ($100,000) due and payable on November 24, 2011 ($20,000), December 22, 2011 ($10,000), January 29, 2012 ($50,000), and February 8, 2012 ($100,000) together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $11,900 in finder’s fees.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the consolidated financial statements were issued.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the period from inception on June 10, 2003 to November 30, 2009, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

Item 9A(T). Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

B. Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in the Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of November 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

C. Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

-         Our directors will serve until the next annual general meeting or until their successors are elected and qualified.

          The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn 1247 - 235 Keith Road West Vancouver, British Columbia Canada V7T 1L5	70	Chairman and a member of the board of directors
Robert Baker 885 Pyrford Road West Vancouver, British Columbia Canada V7S 2A2	56	Secretary and a member of the board of directors
J.Douglas Frater Vossemburg 1 Tervuren 3080 Brussels, Belgium	59	President and Chief Executive Officer
Craig Harting 2519 San Marcos Avenue San Diego, CA 92104	59	Chief Operating Officer
Arnold Hughes 3523 West King Edward Avenue Vancouver, British Columbia Canada V6S 1M4	56	Chief Financial Officer

Background of Officers and Directors

Elden Schorn - Chairman of board of directors

          On January 5, 2006, Elden Schorn was appointed to our board of directors. Mr. Schorn was also appointed president, principal executive officer, treasurer, principal financial officer and principal accounting officer. On June 13, 2006, Mr. Schorn resigned from his positions as president, chief executive officer and treasurer, while remaining as a member of the board of directors. His resignation was to allow J. Douglas Frater to assume the roles of President and Chief Executive Officer and Arnold Hughes to assume the role of Chief Financial Officer. He is currently the chairman and a member of our board of directors. Since September 2003, Mr. Schorn, as president of Windstone Financial Corp., has provided financial services and government relations consulting services to the mining and high tech sectors in British Columbia, as well as acting as a director of three companies, Pacific Copper Corp., Equus Energy Corporation and Snowdon Resources Corp. From August 10, 2006 to October 30, 2009, Mr. Schorn was a director of Pacific Copper Corp. located in Toronto, Ontario. Pacific Copper is a Delaware corporation engaged in the business of mining exploration. Pacific Copper does file reports with the United States Securities and Exchange Commission and is listed for trading on the OTCBB under the symbol PPFP. Mr. Schorn resigned as a director of Pacific Copper on October 30, 2009. Since June 9, 2004, Mr. Schorn has been a director of Equus Energy Corporation located in Vancouver, British Columbia. Equus Energy is a British Columbia corporation engaged in the business of mining exploration. Equus Energy does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol EQECF. From March 1, 2006 to December 3, 2008, Mr. Schorn was president, principal executive officer, principal financial officer, treasurer and a director of Snowdon Resources Corp., a Nevada corporation engaged in the business of mining exploration. Snowdon Resources Corp. files reports with the SEC pursuant to section 15(d) of the Securities Exchange Act of 1934, and is listed for trading on the OTCBB under the symbol SWDO. Mr. Schorn resigned from all of the positions he held with Snowdon Resources Corporation on December 3, 2008.

Since resigning his non-board positions with Global Green Solutions Inc., Mr. Schorn has provided corporate relations support to us as well as government relations work, both in Canada and the USA. He also works with financial institutions and investment funds, positioning us for funding support for our projects. From 1996 to September 2003, Mr. Schorn was president of Schorn Consulting Ltd. During 2002 and 2003, he provided contract consulting for Schorn Consulting Ltd. to the Government of the province of British Columbia and to companies in the high tech sector in that province. These services included government relations consulting and financial services consulting. Work during this period for the Government of British Columbia was focused on the Skeena Cellulose project, for which the government was seeking a buyer. From 1998 to 2003, Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995, Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

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

J. Douglas Frater - President and chief executive officer

          Since June 16, 2006, Mr. Frater has been our president and principal executive officer. On September 21, 2009, Mr. Frater was appointed as a director of Global Green Solutions Inc. Since December, 2006, Mr. Frater has been chief executive officer of Global Greensteam LLC, our California subsidiary. Since May 2006, Mr. Frater has been a director of Global Green Solutions Ltd., a United Kingdom corporation which is one of our subsidiary corporations. Since March 2003, Mr. Frater has been a Managing Partner of Sigma Consult bvba, in Brussels, Belgium. Sigma Consult provided international consultancy, sales, marketing and business development services to a number of new technology and solution companies primarily in the oil and gas markets.

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

Craig Harting - Chief operating officer

          On joining Global Green Solutions Inc. in May of 2006, Craig Harting was appointed Vice President of Marketing and Technology. On December 5, 2006 he was appointed Chief Operating Officer. Since December 2006, Mr. Harting has been president of Global Greensteam LLC, our California our subsidiary. Since January 2007, Mr. Harting has been a director of Greensteam Acquisition Company Inc. one of our subsidiary corporations. Prior to joining Global Green Solutions Inc., Mr. Harting served as Chief Investment Officer of Integrated Wealth Management, a registered investment advisory firm beginning in May 2003. From September 1973 to February 2003, Mr. Harting was employed by the Industrial Business unit of Honeywell Inc., a global technology company. From January 2000 to February 2003, Mr. Harting served as Vice President of Project Operations. From February 1995 to December 1999, he was Vice President of Global Project Sales. From May 1991 to January 1995, Mr. Harting was Vice President of Marketing. From September 1973 to May 1991, Mr. Harting held a variety of positions in management, marketing, engineering and operations.

Arnold Hughes - Chief financial officer and chief accounting officer

          Since April 27, 2006, Mr. Hughes has been our principal financial officer and principal accounting officer. Since June 16, 2006, Mr. Hughes has been our treasurer. Since December, 2006, Mr. Hughes has been Chief Financial Officer of Global Greensteam LLC, our California subsidiary. From February, 2007 to May13, 2009 when he resigned from both positions, Mr. Hughes was a director and the chief financial officer of Mammoth Capital Corporation, a capital pool company listed in March, 2008 on the TSX Venture Exchange under the symbol XXL.P. From March 2006 to August 2006, Mr. Hughes was a senior associate with MCSI Consulting Services Inc of Vancouver, Canada, a corporate financial consulting firm that specializes in corporate finance matters, strategic planning and business planning services. From December 2002 to February 2006, Mr. Hughes was a consultant with Team Development Plus, a management and operational effectiveness consulting firm in Vancouver, Canada. From January 1999 to November 2002, Mr. Hughes was a senior executive with the Connor, Clark & Lunn Financial Group, a Vancouver, Canada based institutional investment management group, first as chair of the Business Operations Team of Connor, Clark & Lunn Investment Management Ltd. and then as Chief Financial Officer of the Connor, Clark & Lunn Financial Group. From February 1993 to December 1998, Mr. Hughes was Controller of Pexim Enterprises Inc., a specialty lumber trading company in Vancouver, Canada, with principal markets in Japan and Western Europe. Mr. Hughes has an MBA from Simon Fraser University and a B.Sc. from the University of British Columbia. Mr. Hughes’ other business experience includes financial and accounting roles in the cellular communications, sulfur, and oil and gas industries.

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

Audit Committee and Charter

          Our audit committee is comprised of our board of directors together with the Chief Financial Officer in the role of financial expert. None of our directors are deemed independent. This creates a potential conflict of interest. Our audit committee’s role is to oversee all material aspects of our reporting, control, and audit functions, except those specifically related to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on our processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the external auditors and any outside advisors engagement by the audit committee.

Code of Ethics

          We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. We undertake to provide any person, without charge, upon request, a copy of our code of ethics. Any such requests should be in writing and directed to us at the address shown on the front page of this report, to the attention of the Chief Financial Officer.

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

          Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2008 and 2009 fiscal years, our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

          The following table sets forth the executive compensation paid or accrued by us for the fiscal years ending November 30, 2009 and 2008 to all of our executive officers:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Totals ($)
J. Douglas Frater, President and Principal Executive Officer (1), (5)	2009 2008	198,844 211,476	0 0	0 0	0 230,200	0 0	0 0	0 0	198,844 441,676
Craig Harting, Chief Operating Officer (2), (5)	2009 2008	144,000 144,000	0 0	0 0	0 0	0 0	0 0	0 0	144,000 144,000
Arnold Hughes Principal Financial Officer (3), (5)	2009 2008	96,000 96,000	0 0	0 0	50,000 0	0 0	0 0	0 0	146,000 96,000
Michael Gilbert VP, Strategy and Business Development (4), (5)	2009 2008	140,076 159,460	0 0	0 0	0 134,375	0 0	0 0	0 0	140,076 293,835

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
-

An annual performance bonus of 1% of net profit, as determined by our audited financial statements. As we have had no revenue to date, there has been no performance bonus for the Chief Executive Officer and none in the Bonus column above;

-	The Chief Executive Officer had an option to acquire 4,250,000 common shares at $0.00001 per share, vesting from February 1, 2007 to January 31, 2008. All of these options have been exercised.
-

On November 16, 2006, we granted the Chief Executive Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options were not exercised and have expired.

2)

We have an agreement, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. All amounts are payable monthly. The contract may be terminated upon six months notice. On November 16, 2006, we granted the Chief Operating Officer 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options were not exercised and have expired

3)

Effective January 1, 2009, we entered into an agreement with a three year term to formalize an arrangement for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Goods and Services Tax. The agreement may be terminated upon six months notice by us. On April 27, 2006, the Chief Financial Officer was granted 200,000 options with an exercise price of $0.50 and a three year term. These options were not exercised and have expired. On January 21, 2009, the Chief Financial Officer was granted 1,000,000 options with an exercise price of $0.20 and a three year term. None of the options have been exercised.

4)

Effective March 1, 2007, we entered into an agreement for the services of a Vice President, strategy and business development. The agreement had a three year term and included base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date. 100,000 shares were issued by August 31, 2008.

The agreement may be terminated upon three months notice. On April 1, 2008, we granted the Vice President 500,000 options with an exercise price of $0.50, a three year term and vesting 50% after twelve months, and 50 % after a further twelve months. The first 250,000 of these options are now exercisable and are all outstanding to date. The agreement was ended effective July 31, 2009 by mutual agreement. The Company accrued fees for a further three months as payable, in accordance with the termination provisions of the agreement.

5)

The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance ASC 718, Compensation-Stock Compensation (formerly FAS 123R, Share-Based Payment).

Officers’ Outstanding Equity Awards At November 30, 2009

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested
(a)	(b)	(c)	(e)	(f)	(h)
J. Douglas Frater	0	0	-	-	-
Craig Harting	0	0	-	-	-
Arnold Hughes	1,000,000	0	$0.20	January 21, 2012	-

Option Exercises and Stock vested in the Year Ended November 30, 2009

Name	Option Awards		Stock Awards
(a)	Number of Shares Acquired on Exercise # (b)	Value realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
J. Douglas Frater	0	-	0	-
Craig Harting	0	-	0	-
Arnold Hughes	0	-	0	-
Michael Gilbert	0	-	0	-

          The following table sets forth information with respect to compensation paid by us to our directors during the year ended November 30, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Elden Schorn (1)	$30,000	0	0	0	0	0	$30,000
Robert Baker (2)	$78,000	0	$33,750	0	0	0	$111,750

1)

Mr. Schorn receives consulting fees of $2,500 monthly from us through Windstone Financial Corporation, a British Columbia corporation which he owns and controls. On November 16, 2006, we granted Mr. Schorn 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. These options were not exercised and expired on November 16, 2009.

2)

Mr. Baker receives consulting fees of $6,500 monthly from us through Woodburn Holdings Ltd., a British Columbia corporation, which he owns and controls. We granted 675,000 options to Woodburn Holdings on February 1, 2006 with an exercise price of $0.50, a three year term and immediate vesting. On November 16, 2006, we granted Mr. Baker 250,000 options with an exercise price of $0.50, a three year term and immediate vesting. Neither of these option awards were exercised and they expired on February 1, 2009 and November 16, 2009 respectively. A further 675,000 options were granted to Woodburn Holdings Ltd. on February 6, 2009, with an exercise price of $0.20, a three year term and immediate vesting.

Employment Agreements

Effective February 1, 2007, we entered into an employment agreement with a five year term with a privately held company controlled by an officer of the Company, to provide services of J. Douglas Frater as Chief Executive Officer, as well as office premises for the Company in Europe. This agreement superseded an earlier agreement that was cancelled by mutual consent. The fees for providing the services are as follows:

Base compensation of $12,747 (8,500 Euros) per month;
Office rent of $1,800 (1,200 Euros) per month;
$2,999 (2,000 Euros) monthly for European Social costs.
An annual performance bonus of 1% of net profit;

In addition, the Company granted the right to buy 4,250,000 shares of the Company at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer.

On July 13, 2007, effective from March 1, 2007, we entered into an employment agreement for the services of Michael Gilbert as Vice President, strategy and business development. The agreement had a three year term and included base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date. 100,000 shares were issued by August 31, 2008. Additional bonus stock options may be issued upon the Company initiating a bonus plan. The agreement was terminated by mutual agreement in July, 2009.

On September 18, 2007, effective from May 1, 2007, we entered into an employment agreement for the services of Craig Harting as Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. All amounts are payable monthly. The contract may be terminated upon six months notice.

Effective February 1, 2008, we entered into an employment agreement with a four year term for the provision of services of Robert M. Baker as Corporate Secretary by a consulting firm that is owned and controlled by a director of the Company. The agreement includes base compensation of $6,500 per month, plus applicable Goods and Services Tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired.

Effective February 1, 2008, we entered into an employment agreement with a four year term for the provision of services of M. Elden Schorn through a corporate consulting firm which is owned and controlled by a director of the Company. The agreement includes base compensation of $2,500 per month, plus applicable Goods and Services Tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired.

Effective May 1, 2008, we entered into an employment agreement for the provision of services of Clinton van Dyk as General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued in the year ended November 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth the security ownership of the directors and executive officers individually and as a group, and of each holder of 5% or more of our common stock:

Name and Address [1]	Number of Shares*

Elden Schorn, Director Suite 1247 - 235 Keith Road West Vancouver, British Columbia Canada V7T 1L5	4,250,000	8.99%

Robert M. Baker, Director [2] 885 Pyrford Road West Vancouver, British Columbia Canada	4,460,800	9.30%

Craig Harting, Chief Operating Officer 2519 San Marcos Avenue San Diego, CA 92104	4,250,000	8.99%

J. Douglas Frater , President and Chief Executive Officer Vossemburg 1 Tervuren 3080 Brussels, Belgium	4,750,000	10.05%

Arnold Hughes, Chief Financial Officer 3523 West King Edward Avenue Vancouver, British Columbia Canada V6S 1M4	1,000,000	2.11%

Directors and Officers as a group (5 persons)	18,710,800	38.22%

Timothy Brock [3] 5866 Eagle Island West Vancouver, British Columbia Canada	5,571,000	11.47%

LMS CAPITAL (BERMUDA) LIMITED Richmond House, 12 Par-La-Ville Road Hamilton, HM 11, Bermuda	3,529,412	7.28%

* Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 47,286,099 shares of common stock issued and outstanding as of March 11, 2010.

[1]

Certain of the persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. On that basis, Mr. Baker is the only promoter of our Company.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

          Since November 30, 2008, we had the following transactions with a related person, promoter, or control person, as defined in Regulation S-K, Item 404, other than any compensation payments already detailed:

Related Person	Position or Relationship	Loans Advanced by the Related Person (1)	Interest Payable at November 30, 2009	Loans Advanced by the Related Person (2)	Rent and Administrative Services (3)
Elden Schorn or Windstone Financial Corp.	Director	$120,000	$20,679	$120,000	$0
Robert Baker or Woodburn Holdings Ltd.	Director	$194,000	$31,850	$194,000	$0
Doug Frater or Folaria Management Ltd.	President & CEO	$45,455	$6,861	$45,455	$0
Timothy Brock or West Peak Ventures of Canada Limited	Beneficial owner of more than 5% of our common stock	$717,800	$87,864	$682,800	$0
Sweetwater Capital Corp	Company controlled by a Related Person	$85,000	$7,980	$16,581	$156,342

1) Amounts shown above are the largest aggregate amounts of principal outstanding during the year ended November 30, 2009. Amounts are unsecured but bear interest at 10% per annum, with monthly compounding to commence at various dates. We made no payments of principal or interest during the year ended November 30, 2009.
2) Amounts shown are the principal amounts outstanding as of March 11, 2010.
3) Amounts paid or accrued as payable to the Related Person during the year ended November 30, 2009.

Robert Baker, one of our directors, is the only promoter of our company.

Director Independence

Our directors are M. Elden Schorn, Chairman, Robert M. Baker, Secretary, and J. Douglas Frater, President and Chief Executive Officer.

We do not have any independent directors.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

          The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$74,676	Morgan & Company, Chartered Accountants
2008	$72,048	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

          The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$	NIL	Morgan & Company, Chartered Accountants
2008	$	NIL	Morgan & Company, Chartered Accountants

(3) Tax Fees

          The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	NIL	Morgan & Company, Chartered Accountants
2008	NIL	Morgan & Company, Chartered Accountants

(4) All Other Fees

          The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	NIL	Morgan & Company, Chartered Accountants
2008	NIL	Morgan & Company, Chartered Accountants

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.II	Amended and Restated Bylaws	8-K	9/22/09	3.II

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial Corp.	10-KSB	3/16/06	10.2

10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-KSB	3/16/06	10.3

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency Agreement with West Peak Ventures of Canada Limited.	10-KSB	3/16/06	10.6

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld International Company Ltd.	10-KSB/A-2	8/27/07	10.9

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.2

10.12	Consulting Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.3

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with Windstone Financial Corp.	10-QSB	10/16/06	10.1

10.16	Office Sublease Agreement with MCSI Consulting Services Inc.	10-QSB	10/16/06	10.2

10.17	Consulting Agreement with MCSI Consulting Services Inc.	10-QSB	10/16/06	10.3

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with Murdock Capital Partners Corp.	10-KSB	3/16/07	10.1

10.20	Consulting Agreement with Murdock Capital Partners Corp.	10-KSB	3/16/07	10.2

10.21	Agreement Letter with Pagic LP, West Peak Ventures of Canada Limited and Valcent Products Inc., including Schedule A Product Development Agreement between MK Enterprises LLC and Valcent Products, Inc.	10-KSB/A-2	8/27/07	10.21

10.22	Web Services Agreement with Market Pathways Financial Relations Inc. and Sweetwater Capital Corp. on behalf of us.	10-KSB	3/16/07	10.5

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud Communications LLC.	10-KSB	3/16/07	10.7

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement with Chisholm Brothers International.	10-KSB/A-2	8/27/07	10.27

10.28	Amended Contract for Public Relations - supersedes Exhibit 10.23.	10-KSB	3/16/07	10.11

10.29	Consulting Agreement with New Energy Fund LP.	10-KSB/A-2	8/27/07	10.29

10.30	Cancellation Agreement of Executive Services Agreement.	10-KSB	3/16/07	10.13

10.31	State of Delaware Certificate of Incorporation for Greensteam Acquisition Company Inc.	10-KSB	3/16/07	10.14

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement with David Kahn.	10-KSB	3/16/07	10.16

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and Greensteam Development.	10-QSB	4/16/07	10.18

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of Agreement.	8-K	7/26/07	10.1

10.42	Business Development and Support Services Stakeholders Letter of Agreement.	8-K	7/26/07	10.2

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43

10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44

10.45	Independent Contractor Agreement with Craig Harting.	10-QSB	10/22/07	10.45

10.46	Engagement Letter with Innovator Capital Limited.	10-KSB	3/14/08	10.46

10.47	Program Agreement with Area Energy LLC and Global Greensteam LLC. (portions of the exhibit have been omitted pursuant a request for confidential treatment).	10-Q	4/09/08	10.47

10.48	License Agreement with Onix Corporation.	10-Q	7/15/08	10.48

10.49	Technology License Agreement with Pagic LP, West Peak Ventures of Canada Ltd. and Vertigro Algae Technologies, LLC.	10-Q	7/15/08	10.49

10.50	Vertigro Algae Technologies, LLC, Limited Liability Company, Operating Agreement.	10-Q	7/15/08	10.50

10.51	Consultant Agreement with C&C Technologies PTY LTD.	10-Q	7/15/08	10.51

10.52	Guaranty between Valcent USA, Inc. Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae Technologies LLC and Valcent Products EU Limited.	10-Q	10/14/08	10.1

10.53	Security Agreement between Valcent Products Inc. (together with its subsidiaries, including Vertigro Algae Technologies LLC) and Platinum Long Term Growth VI, LLC.	10-Q	10/14/08	10.2

10.54	Patent, Trademark and Copyright Security Agreement with Valcent Products, Inc., Valcent USA Inc., Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae Technologies LLC, Valcent Products EU Limited and Platinum Long Term Growth VI, LLC.	10-Q	10/14/08	10.3

10.55	Consulting Agreement with Windstone Financial Corp. dated October 17, 2008.	10-K	3/16/09	10.55

10.56	Consulting Agreement with Woodburn Holdings Ltd. dated October 17, 2008.	10-K	3/16/09	10.56

10.57	First Amendment to Program Agreement, dated October 22, 2008, between Aera Energy LLC and Global Greensteam LLC (portions of the exhibit have been omitted pursuant a request for confidential treatment).	10-K	3/16/09	10.57

10.58	Addendum to Purchase and Sale Agreement dated December 5, 2008 between Valcent USA, Inc., Global Green Solutions Inc. and Vertigro Algae Technologies LLC.	10-K	3/16/09	10.58

10.59	Agreement with Korral Partners Limited dated January 26, 2009.	10-K	3/16/09	10.59

10.60	Share Escrow Agreement dated January 9, 2009 between First American Title Company, Aera Energy LLC, Global Greensteam LLC and Global Green Solutions Inc.	10-K	3/16/09	10.60

10.61	Consulting Agreement with Arnold Hughes dated January 1, 2009.	10-K	3/16/09	10.61

10.62	Second Amendment to Program Agreement, dated November 24, 2009, between Aera Energy LLC and Global Greensteam LLC (portions of the exhibit have been omitted pursuant a request for confidential treatment)				X

10.63	Form of subscription agreement and Convertible Note issued in private placements in the year ended November 30, 2009 and to date				X

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

21.1	Subsidiaries of the Company.				X

23.1	Consent of Accountants				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.2	Disclosure Committee Charter.	10-KSB	3/11/05	99.2

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2010.

GLOBAL GREEN SOLUTIONS INC.

BY:	Doug Frater
J. Douglas Frater, President and Principal Executive Officer

BY:	A.R. Hughes
Arnold Hughes, Principal Accounting Officer, Principal
Financial Officer and Treasurer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

M. Elden Schorn	Chairman and member of the board of directors	March 12, 2010
Elden Schorn

R.M. Baker	Secretary and member of the board of Directors	March 12, 2010
Robert M. Baker