Form 10-Q
period 2010-04-15
GLOBAL GREEN SOLUTIONS INC.
filed 2010-04-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 12b-25
NOTIFICATION OF LATE FILING

[ ]	Form 10-K	[ ]	Form 20-F	[ ]	Form 11-K	[X]	Form 10-Q
[ ]	Form 10-D	[ ]	Form N-SAR	[ ]	Form N-CSR

For the period ended February 28, 2010

[   ]           Transition Report on Form 10-K
[   ]           Transition Report on Form 20-F
[   ]           Transition Report on Form 11-K
[   ]           Transition Report on Form 10-Q
[   ]           Transition Report on Form N-SAR
For the Transition Period Ended:____________________________________________________________________

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
______________________________________________________________________________________________

PART I - REGISTRANT INFORMATION

GLOBAL GREEN SOLUTIONS INC.
789 West Pender Street, Suite 1010
Vancouver, British Columbia
Canada   V6C 1H2

000-51198 SEC FILE NUMBER	37947 A105 CUSIP NUMBER

PART II - RULES 12B-25 and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25, the following should be completed.

(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b)
The subject annual report, semi-annual report, transition report of Form 10-K, Form 20-F, 11-K or Form N-SAR OR Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

Certain issues related to new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary required extended review by management, resulting in delays in completion of the financial statements and review by the company’s auditors. As a result, the subject report could not be completed and filed within the prescribed time period without unreasonable effort or expense. The Company will file its report no later than the fifth calendar day after its prescribed due date.

PART IV - OTHER INFORMATION

1.	Name and telephone number of person to contact in regard to this notification.

Arnold Hughes
(604) 408-0153

2.
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If answer is no, identify reports.

Yes           [X]           No           [   ]

3.
Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes           [   ]           No           [X]

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Global Green Solutions Inc. has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized, on this 15th day of April, 2010.

Global Green Solutions Inc.

BY:	Elden Schorn
Elden Schorn
Director