Form 10-Q
period 2010-04-19
GLOBAL GREEN SOLUTIONS INC.
filed 2010-04-19
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
YES [  ]    NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,286,099 as of April 15, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2010	2009
ASSETS

Current
Cash	$329,553	$41,956
Amounts receivable	10,337	6,390
Prepaid expenses	96,951	26,075
	436,841	74,421
Equipment	7,562	5,006
	$444,403	$79,427

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 8)	$2,378,855	$1,860,372
Convertible notes (Note 4)	828,487	684,419
Loans payable (Note 5)	1,856,877	1,878,127
	5,064,219	4,422,918
Project Funding Advances (Note 3(b))	2,875,527	1,386,986
	7,939,746	5,809,904
Commitments And Contractual Obligations (Note 9)
Subsequent Events (Note 13)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 7)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
47,286,099 common shares at February 28, 2010	473	465
46,461,099 common shares at November 30, 2009

Additional Paid-In Capital	20,211,697	20,017,711
Shares To Be Issued (Note 7)	8,813	82,688
Share Purchase Warrants	620,500	620,500
Deferred Compensation	(60,700)	(114,800)
Deficit Accumulated During The Development Stage	(28,165,917)	(26,337,041)
Global Green Solutions Inc. Stockholders’ Deficiency	(7,385,134)	(5,730,477)
Non-controlling Interests’ Deficiency (Note 6)	(110,209)	-
	(7,495,343)	(5,730,477)
	$444,403	$79,427
The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 28		FEBRUARY 28
	2010	2009	2010

Revenue	$-	$-	$-

Operating Expenses
Consulting fees (Note 8)	134,686	256,619	3,937,235
Finance charges	31,968	2,199	2,104,694
Interest and bank charges	136,132	35,031	544,670
Office and sundry (Note 8)	59,697	63,567	1,601,844
Professional fees	71,198	7,802	907,222
Project development expenses	1,424,898	301,726	8,738,903
Stock-based compensation	85,606	251,562	7,612,939
	1,944,185	918,506	25,447,507

Operating Loss, before other income (expense) and Non-controlling Interests	(1,944,185)	(918,506)	(25,447,507)

Other Income (Expense)
Impairment of advances (Note 3 (a))	-	-	(2,837,160)
Impairment of intangibles	-	-	(357,100)
Interest income	-	1,041	60,049

Loss Before Non-controlling Interests	(1,944,185)	(917,465)	(28,581,718)

Net Income Attributable To Non-controlling Interests	7,893	5,100	308,385

Net Loss Attributable to Global Green Solutions Inc.	$(1,936,292)	$(912,365)	$(28,273,333)

Basic And Diluted Loss Per Common Share	$(0.04)	$(0.02)

Weighted Average Number Of Common Shares Outstanding	47,090,543	44,808,682

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS ENDED		JUNE 10, 2003 TO
	FEBRUARY 28		FEBRUARY 28
	2009	2008	2009
Cash Flows (Used In) Provided By: Operating Activities
Net loss attributable to Global Green Solutions Inc.	$(1,936,292)	$(912,365)	$(28,273,333)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,338	6,419	62,528
Non-controlling interests in operations of consolidated subsidiaries	(7,893)	(5,100)	(308,385)
Non-cash finance charges	31,968	2,199	2,084,205
Stock-based compensation	85,606	251,562	7,612,939
Non-cash consulting services	32,613	23,350	976,170
Non-cash license fee	-	-	165,000
Non-cash settlement	-	-	7,178
Non-cash project development expense recovery	-	-	(575,314)
Accrued interest	133,520	34,630	573,100
Impairment of intangible assets	-	-	2,837,160
Impairment of advances	-	-	357,100
Changes to operating assets and liabilities
Amounts receivable	(3,947)	64,838	(129,337)
Prepaid expenses	(70,876)	(8,817)	(96,951)
Accounts payable and accrued liabilities	459,518	43,967	2,190,803
	(1,274,445)	(499,317)	(12,517,137)
Investing Activities
Acquisition of equipment and intangible asset	(3,894)	-	(70,190)
Pilot project facilities and equipment	-	-	(2,718,160)
	(3,894)	-	(2,788,350)
Financing Activities
Issue of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	148,100	-	2,505,121
Advances from minority interest	5,100	5,100	109,092
Loan advances (repayments) - net	(1,250)	287,600	2,452,022
Project Funding Advances	1,413,986	228,945	2,661,217
	1,565,936	521,645	15,635,040
Increase In Cash	287,597	22,328	329,553
Cash, Beginning Of Period	41,956	81,376	-
Cash, End Of Period	$329,553	$103,704	$329,553
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 10)
The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
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

Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) pursued development of a joint project to use algae as a source for biofuel feedstock and other products.  In 2008, the Company restructured its operations to focus on its commercial stage Global Greensteam business.  The Company is evaluating alternative strategies for conducting development of algae as a source for biofuel feedstock and other products, including working with new strategic partners.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss (before Non-controlling Interests) of $28,581,718 for the period from June 10, 2003 (inception) to February 28, 2010, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects.  The Company plans to continue as a going concern by actively developing and marketing its biomass combustion projects.  It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and or the issuance of debt securities.  It may also raise additional capital by selling interests in its projects.  There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2009. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2009 financial statements has been omitted. The results of operations for the three month period ended February 28, 2010 are not necessarily indicative of results for the entire year ending November 30, 2010.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the “FASB” Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  SFAS 168 was effective for the Company as of the year ended November 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it does not have an impact on the Company’s financial statements.  The only impact is that references to authoritative accounting literature are in accordance with the Codification.  The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

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

F-5

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
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

d)	Cash

Cash consists primarily of cash on deposit.

e)	Equipment and Depreciation

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

f)	Intangible Assets

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

g)	Impairment of Long-Lived Assets

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

h)	Financial Instruments and Concentration of Risk

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)	Financial Instruments and Concentration of Risk (Continued)

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

i)	Basic and Diluted Net Income (Loss) Per Share

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

j)	Foreign Currency Translation

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

k)	Product Development Costs

Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project.  If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned.  At February 28, 2010, the Company had no deferred product development costs.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At February 28, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

m)	Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is readily determinable, the fair value of the common shares is used to measure and record the transaction.  The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i)	the counterparty’s performance is complete;
ii)	a commitment for performance by the counterparty to earn the common shares is reached; or
iii)	the common shares are issued if they are fully vested and non-forfeitable at that date.

n)	Escrowed Shares

The fair value of escrowed shares is recognized as a charge to income at the time they are released from escrow, with a corresponding increase in share capital.

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

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Recent Accounting Pronouncements

The Company has adopted the provisions of ASC 810 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”).  The revised guidance establishes new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, FASB ASC Topic 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity.  It also requires that the net income to be reported include the amounts attributable to both the parent and the non-controlling interest.  The revised guidance will be applied prospectively as of the beginning of fiscal year 2010, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on these Interim Consolidated Financial statements.

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February, 2010 and it did not have a material impact on the Company’s interim financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending August 31, 2009.  The adoption of ASC 855 did not have a material effect to the Company’s current practice.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
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

In September, 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in the LLC to VUI. The Agreement was not completed and as a result, the Company is evaluating alternative strategies for conducting ongoing development, including working with new strategic partners.

Based on the cost sharing arrangement described above, the Company had recorded a payable of $575,314 to Valcent to May 31, 2009. However, in consideration of the difference in contributions to date, uncertainty that cash flow will result from the project and the fact that the project assets were transferred to Valcent, the companies agreed in August 2009 that no amounts are payable from the Company to Valcent or VUI in connection with project development costs. As a result, during the year ended November 30, 2009, $575,314 of project development expense was reversed. Valcent and the Company have further agreed that until a strategy for conducting ongoing development has been finalized, no further cost sharing will be required.  Costs incurred in connection with algae biofuel development and charged to project development expenses totaled $Nil during the three month period ended February 28, 2010 (2009: $74,903).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
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

FEBRUARY 28, 2010
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

Under the terms of the Second Amendment:

•
Aera will continue to contribute up to $3 million of the cost of the demonstration unit. An additional $5 million of payments has been included in Aera’s 2010 R&D budget. If the Aera Board of Directors approves the request, Aera will make payments to Greensteam for the demonstration unit up to a total of $8 million. If Aera’s Board does not approve the request, then the Program Agreement and any site-specific agreements shall be deemed terminated. The Company expects that the request will be approved.

•	Payments from Aera are to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the Test Unit.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

b)	Waste Biomass Fueled Steam Generation Project (Continued)

•	In return, if the demonstration unit meets the pre-agreed Specific Test Requirements and there is a Full Scale Period, Greensteam will be obligated to provide Aera with discount-priced steam.

•
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

•
There are no longer any Early Termination Fees as had been included in the First Amendment. Those have been replaced in the Second Amendment by the obligation for Greensteam to grant Aera an Exclusive License Grant in the following circumstances:

1.	If the Test Unit fails to meet the pre-agreed Specific Test Requirements and either Party gives notice as provided;

2.
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

3.
If the Test Unit meets the pre-agreed Specific Test Requirements, both Parties give notice that the pre-agreed Specific Test Requirements are met or that the test results are acceptable, Greensteam subsequently obtains the Full Scale Permit, Greensteam obtains financing for the first Project, and Greensteam fails to implement the Full Scale Period Project(s).

Expenditures incurred in connection with the steam generation project and charged to project development costs in the three month period ended February 28, 2010 totaled $1,414,956 (2009: $215,381).

There is no longer a specific, total discount amount with a maximum ranging from $3.9 to $5 million to be paid to Aera, as was contemplated in the First Amendment. In its place, a revised pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to commencement of delivery of steam from the first commercial scale project to Aera.  Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of February 28, 2010, $2,735,772 (November 30, 2009:$1,321,786) had been received from Aera under the terms of the Amendment and $139,755 (November 30, 2009: $65,200) had been recorded as the estimated accretion thereon.

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California. Completion is expected in the second quarter of 2010, at which time testing will commence.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES

During the three month period ended February 28, 2010, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $180,000 on January 29, 2010 ($80,000) and February 8, 2010 ($100,000) due and payable on November 24, 2011 ($20,000), December 22, 2011 ($10,000), January 29, 2012 ($50,000),and February 8, 2012 ($100,000), together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid or accrued a total of $11,900 in finder’s fees.

During 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 on March 2, 2009 ($129,405), March 30, 2009 ($306,000), June 25, 2009 ($50,000), September 3, 2009 ($300,000), and October 23, 2009 ($62,000) due and payable respectively on March 2, 2011, March 30, 2011, June 25, 2011, September 3, 2011, and October 23, 2011 together with interest.  All other terms of the notes are identical to those issued in the three month period ended February 28, 2010. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid a total of $35,873 in finder’s fees.

During 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest. All other terms of the note are identical to those issued in the three month period ended February 28, 2010.To date, none of the note or accrued interest has been converted into units.

In accordance with the provisions of EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), (codified in 470-20 of ASC 470, Debt) the Company recognized the value of the embedded beneficial conversion feature of $56,000 in connection with the 2010 notes, $250,843 in connection with the 2009 notes, and $29,412 in connection with the 2008 note.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital.  The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components.  To February 28, 2010, the Company has recorded accretion of $85,110 (November 30, 2009: $53,142) and accrued interest of $90,483 (November 30, 2009: $61,004).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company was indebted as at February 28, 2010 for short term loans totaling $1,856,877 (November 30, 2009 - $1,878,127).

-	Of that total, $658,041 (November 30, 2009: $684,291) is unsecured, non-interest bearing, and with no specific terms of repayment.
-
$1,198,836 (November 30, 2009: $1,193,836) of the total is due to directors, officers and related parties, is also unsecured and with no specific terms of repayment, but bears interest of 10% per annum. Maturity dates have been reached and monthly compounding of interest has commenced on loans aggregating $938,836. These loans are considered to be due on demand. The balance of loans aggregating $260,000, have maturity dates ranging from October 30, 2010 to January 26, 2011, at which time compounding of interest will commence and the loans will be considered to be due on demand. To February 28, 2010, the Company has recorded accrued interest of $192,857 (November 30, 2009: $163,371).

6.	NON-CONTROLLING INTERESTS

For the three month period ended February 28, 2010, the Company has recorded a non-controlling interest share of loss of $7,893 (2009: $11,647). ).  Effective December 1, 2009, the Company adopted the new standards for presentation of non-controlling interests as a component of stockholders’ equity (See Note 2(p)).  The new standards also allow for the recording of previously unrecognized non-controlling interest debit balances.  In addition to the non-controlling interest share of loss recorded as noted above and non-controlling interest advances received in the period totaling $5,100, the Company recorded a non-controlling interest debit of $110,209 for previously unrecorded non-controlling interest share of losses.  These amounts were recorded as a direct charge to deficit during the period.

7.	CAPITAL STOCK

a)	Common Stock

During the three month period ended February 28, 2010, the Company:

i)
issued 750,000 shares with a fair value of $78,750 in connection with three consulting agreements , all of which was expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

ii)
issued 75,000 shares with a fair value of $8,438 in connection with a consulting agreement, $4,500 of which was expensed the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date. A further 75,000 shares with a fair value of $8,813, which was expensed in the period, were issuable at February 28, 2010 and included in Shares To Be Issued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants.  The number, exercise price, term and vesting conditions of the options are determined by the board of directors.  The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares.  To February 28, 2010, 4,249,850 options (November 30, 2009: 4,249,850) were issued under this plan, leaving 5,750,150 available to be issued.  Under a previous stock option plan, the maximum available 5,000,000 options were issued by November 30, 2007. During the three month period ended February 28, 2010, the Company recorded $85,606 (November 30, 2009: $512,640) in stock-based compensation expense for options granted.

During the three month period ended February 28, 2010, the Company did not grant any stock options.

During the year ended November 30, 2009, the Company had the following stock option activity:

The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share. In accordance with SFAS 123R, (codified in ASC 718, Compensation-Stock Compensation), the Company expenses the fair value of these options, estimated to be $171,750.  This amount will be expensed on a straight-line basis over the related option vesting period or service contract period. To February 28, 2010, the Company has expensed $171,750 (November 30, 2009: $171,040) of this fair value and $Nil remains to be recorded on the future vesting of these options.

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

As of February 28, 2010, the Company has expensed $437,339 (November 30, 2009: $387,243) of this fair value and $22,661 will be recorded on the future vesting of these options.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at February 28, 2010:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE

$0.20	2,760,000	2,735,000	1.90 years
$0.20	675,000	675,000	1.94 years
$0.50	15,000	15,000	0.38 years
$0.50	500,000	250,000	1.08 years
$0.50	300,000	150,000	1.17 years
$1.00	300,000	300,000	0.13 years
$1.00	200,000	200,000	0.33 years

	4,750,000	4,325,000

The Company’s stock option activity for the three month period ended February 28, 2010 and the year ended November 30, 2009 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2008	5,390,000	0.57	0.91 years

Granted during the year	3,435,000	0.20
Expired/Forfeited during the year	(3,275,000)	0.50

Balance outstanding, November 30, 2009	5,550,000	$0.39	1.58 years

Granted during the period	-	-
Expired/Forfeited during the period	(800,000)	0.69

	4,750,000	0.34	1.59 years

As February 28, 2010, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R , (codified in ASC 718, Compensation-Stock Compensation) of all outstanding, vested stock options was $NIL.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the three month period ended February 28, 2010 and the year ended November 30, 2009 is as follows:
			WEIGHTED
	NUMBER OF	WEIGHTED	AVERAGE
	SHARE	AVERAGE	REMAINING
	PURCHASE	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, November 30, 2008	1,635,295	$1.49	1.86 years

Expired during the year	(308,824)	1.50

Balance, November 30, 2009	1,326,471	$1.49	1.13 years

Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	-	-

Balance, February 28, 2010	1,326,471	$1.49	0.88 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at February 28, 2010:

	SHARE PURCHASE	WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$1.40	150,000	1.67 years
$1.50	1,176,471	0.78 years

1,326,471

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

d)	Restricted Common Shares in Escrow

In accordance with the terms of the First Amendment to the Program Agreement with Aera Energy LLC (“Aera”) (see Note 3 b)), respecting the biomass fueled steam generation project, the Company issued twenty million of its restricted common shares, with Aera’s name as beneficial owner, to be held in escrow.  The shares, or some portion of the shares, were only to be released to Aera if Global Greensteam LLC failed to pay on a timely basis an early termination fee as defined in the Amendment, should it be required, and Aera exercised its option in those circumstances to take possession of the shares.  The Amendment and the escrow agreement provided for the eventual return to the Company of all of the shares placed in escrow in the event that no early termination fee is required.

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

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three month period ended February 28, 2010, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at February 28, 2010 that are not disclosed elsewhere in these financial statements:

-
During the three month period ended February 28, 2010, the Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $136,065 (2009 - $193,832).

-
During the three month period ended February 28, 2010, the Company paid or accrued $34,134 (2009 - $29,282) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-
$1,118,544 (November 30, 2009 - $1,013,782) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at February 28, 2010:

a)	The Company entered into the following agreements with officers, employees and consultants:

i)
Effective February 1, 2007, and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Europe.  This agreement superseded an earlier agreement that was cancelled by mutual consent. The fees for providing the services are as follows:

•	Base compensation of $12,747 (8,500 Euros) per month;
•	Office rent of $1,800 (1,200 Euros) per month;
•	$2,999 (2,000 Euros) monthly for European Social costs.
•	An annual performance bonus of 1% of net profit;

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

iii)
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

v)
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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

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

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Three Month
	Period Ended February 28
	2010	2009
Amortization of the intrinsic value and/or beneficial conversion feature of the convertible notes	$31,968	$2,199

During the three month period ended February 28, 2010:

The Company recognized the value of the embedded beneficial conversion feature of $56,000 in respect of convertible notes totaling $180,000.

In connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which had been expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

The Company issued 75,000 shares with a fair value of $8,438 in connection with a consulting agreement, $4,500 of which was expensed in the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date. A further 75,000 shares with a fair value of $8,813, which was expensed in the period, were issuable at February 28, 2010 and included in Shares To Be Issued.

During the three month period ended February 28, 2009:

The Company issued 37,500 shares with a fair value of $3,750 in connection with a consulting agreement, all of which was expensed in the period.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

11.	FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the fair value measures by level of valuation assumptions used:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
February 28, 2010	$-	$-	$2,875,527
November 30, 2009	$-	$-	$1,386,986

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

11.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value of Financial Instruments

The following table reflects the fair value of financial instruments:

	February 28, 2010		November 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash	$329,553	$329,553	$41,956	$41,956
Amounts receivable	10,337	10,337	6,390	6,390
Financial Liabilities:
Accounts payable and accrued liabilities	2,378,855	2,378,855	1,860,372	1,860,372
Convertible notes	828,487	828,487	684,419	684,419
Loans payable	1,856,877	1,856,877	1,878,127	1,878,127

Due to the relatively short term nature of cash, amounts receivable, accounts payable and accrued liabilities, and loans payable, the fair value of these instruments approximates their carrying value. Convertible notes are recorded at estimated fair value on issue and at amortized cost on an ongoing basis. The carrying amount of the Company’s convertible debt approximates the fair value.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company follows SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, (codified in ASC 280, Segment Reporting) and currently operates two reportable segments in the development of renewable energy technologies, being a biofuel feedstock pilot project and a biomass-fueled steam generation project.

a)	Algae Biofuel Project

This project is in the development stage and is focused on the use algae as a source for biofuel feedstock and other products. As described in Note 3, an agreement to sell the Company’s 50% ownership in the project to its partner firm was not completed and as a result, the Company is evaluating alternative strategies for conducting ongoing development, including working with new strategic partners.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010
(Unaudited)
(Stated in U.S. Dollars)

12.	SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those of the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

	Three Months Ended February 28
	2010	2009
Operating Loss:

Algae biofuel project	$-	$74,903
Waste biomass-fueled steam generation project	1,414,956	215,381
Other	9,942	11,442

Total reportable segments	1,424,898	301,726

Corporate and other	519,287	616,780

Total operating loss	$1,944,185	$918,506

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design, computer and control systems which are predominately located in the United States.

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the interim consolidated financial statements were issued.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONSAND RESULTS OF OPERATIONS.

Forward Looking Statements.

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of future revenue and profitability based upon our current financial condition and history of losses;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned projects;

•	other risks and uncertainties related to our business strategy.

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

Business Operations

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. The Company’s efforts had been focused on two areas: biomass combustion to generate industrial process steam and electrical power (“Greensteam”), and the production of algae biomass for biofuel feedstock.

▪
Greensteam uses a high thermal efficiency, low air emission technology to economically generate renewable steam from waste biomass, primarily wood and crop waste. The steam is to be sold under long term contract for industrial process steam, for distributed heat, or for electrical power co-generation. This is now our primary focus.

▪
Vertigro Algae Technologies LLC (“VAT”) is the entity through which we and our 50% partner, Valcent USA, Inc. (“VUI”) pursued development of a joint project to use algae as a source for biofuel feedstock and other products. We restructured our operations in 2008 to focus on our commercial stage Global Greensteam business and are evaluating alternative strategies for conducting ongoing development of an algae initiative, including working with new strategic partners.

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), a California oil and gas company on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009.  The Program Agreement provides for a test or demonstration unit which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, to be built in an Aera oilfield. Upon successful operation of the demonstration unit, the Program Agreement provides that up to ten commercial scale units could be built. Each of these units are expected to consume approximately 75 thousand tons of biomass per year and generate 80 MMBTU per hour.  If the demonstration unit and commercial scale units are successful Aera is expected to use the steam in its enhanced oil recovery operations, replacing an equivalent amount of natural gas fired steam generation.

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

Under the terms of the Second Amendment:

•	Aera agreed to continue to contribute up to $3 million of the cost of the demonstration unit

•
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

•	Payments from Aera are to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the Test Unit.

•
In return, if the demonstration unit meets the pre-agreed Specific Test Requirements and there is a Full Scale Period (as such term is defined in the agreement), Greensteam will be obligated to provide Aera with discount-priced steam for the full term of the agreement.

•
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

•
There are no longer any Early Termination Fees as had been included in the First Amendment. Those have been replaced in the Second Amendment by the obligation for Greensteam to grant Aera an Exclusive License Grant in the following circumstances:

1.	If the Test Unit fails to meet the pre-agreed Specific Test Requirements and either Party gives notice as provided;

2.
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

3.
If the Test Unit meets the pre-agreed Specific Test Requirements, both Parties give notice that the pre-agreed Specific Test Requirements are met or that the test results are acceptable, Greensteam subsequently obtains the Full Scale Permit, Greensteam obtains financing for the first Project, and Greensteam fails to implement the Full Scale Period Project(s).

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California. Completion is expected in the second quarter of 2010, at which time testing will commence. Expenditures incurred in connection with the steam generation project and charged to project development costs in the three month period ended February 28, 2010 totaled $1,414,956 (2009: $215,381). As of February 28, 2010, $2,735,772 had been received from Aera under the terms of the Amendment.

Results of Operations
	Three Months Ended February 28		Change
	2010	2009	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$(1,944,185)	$(918,506)	$(1,025,679)	112%
Other Income (Expense)	$-	$1,041	$(1,041)	(100%)
Net Income (Loss) - Non-controlling interests	$7,893	$5,100	$2,793	55%
Net Loss – Global Green Solutions	$(1,936,292)	$(912,365)	$(1,023,927)	112%

Revenues

We recorded a net loss of $1,936,292 for the three month period ended February 28, 2010 and have an accumulated deficit of $28,165,917 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected in the second half of 2011, when the first of our commercial scale Greensteam units is expected to be completed allowing us to commence selling steam to Aera Energy LLC under the terms of our agreement with Aera.

Balance Sheet at February 28, 2010 compared to November 30, 2009

Items with notable period-end differences are as follows:

	February 28	November 30	Change
	2010	2009	Amount	Percentage
Cash	$329,533	$41,956	$287,597	685%
Amounts receivable	$10,337	$6,390	$3,947	62%
Prepaid expenses	$96,951	$26,075	$70,876	272%
Accounts payable and accrued liabilities	$2,378,855	$1,860,372	$518,483	28%
Convertible notes, net of discount	$828,487	$684,419	$144,068	21%
Project funding advances	$2,875,527	$1,386,986	$1,488,541	107%
APIC	$20,211,697	$20,017,711	$193,986	1%
Shares to be issued	$8,813	$82,688	$(73,875)	(89%)

▪
$34,000 of the cash increase at February 28, 2010 was the result of funds received in Q1 2010 in connection with the issuance of $180,000 in convertible notes, less disbursements for backlogged accounts payables. That net increase however was only temporary, as the full amount of funds received was less than outstanding payables.  A further $256,000 of the increase in cash resulted from the receipt at the end of February of $389,000 from Aera Energy, in connection with funding of the Greensteam pilot project. Some of this payment was disbursed immediately to project suppliers, but as the receipt was at the end of the month, a temporary boost in cash of approximately $256,000 resulted. That amount was quickly paid out to other project suppliers after the end of the quarter.

▪	Amounts receivable increased due to an accumulation of recoverable goods and services tax during Q1 2010.
▪	Prepaid expenses increased due to insurance for the pilot project being acquired during Q1 2010 and pro-rated over the term of the policy.
▪
Payables related to corporate overhead increased by approximately $113,000 due to incoming funding being less than Q1 2010 expenses; Greensteam project payables increased approximately $345,000 due to escalation in the pilot project build rate (construction commenced in Jan 2010) and timing of disbursements at the end of Q1 2010. Cash was received from Aera Energy at the end of the quarter but not all of it was disbursed to project vendors until after February 28, 2010. Convertible debt interest and loan interest increases were approximately $29,000 each.

▪	We issued convertible notes with a face value of $180,000 in Q1 2010. The balance sheet change is net of finders’ fees and the fair value of the embedded beneficial conversion feature.
▪
Project funding advances received in the quarter ended February 28, 2010 from Aera Energy LLC under the terms of our agreement with Aera to build a Greensteam demonstration unit totaled $1,413,986. Accretion of $74,555 on these advances was recorded at February 28, 2010.

▪
Additional Paid In Capital increased approximately $87,000 as a result of 825,000 shares issued in the quarter ended February 28, 2010 for consulting services; increased $56,000 from recording the value of the embedded conversion feature in convertible notes that were issued totaling $180,000, and increased approximately $51,000 due to the amortization of stock based compensation.

▪
Shares To Be Issued decreased approximately $83,000 as we issued 787,500 shares recorded as issuable at November 30, 2009 in connection with consulting services. This change was partially offset by an increase of approximately $9,000 related to shares issuable at February 28, 2010 in connection with a consulting agreement.

Expenses – Three month period ended February 28, 2010 compared to the three month period ended February 28, 2009

Items with notable period over period differences are as follows:

	Three Months Ended February 28		Change
	2010	2009	Amount	Percentage
Consulting fees	$134,686	$256,619	$(121,933)	(48%)
Finance charges	$31,968	$2,199	$29,769	1,354%
Interest and bank charges	$136,132	$35,031	$101,101	289%
Professional fees	$71,198	$7,802	$63,396	813%
Project development expenses	$1,424,898	$301,726	$1,123,172	372%
Stock based compensation	$85,606	$251,562	$(165,956)	(66%)

▪
Consulting fees decreased approximately $8,000 due to a consulting agreement that commenced in Q1 2009 being put on hold in late 2009; decreased approximately $72,000 due to the allocation of consulting fees to Greensteam project development in Q1 2010 but not in Q1 2009 when consulting fees for project management services were not yet fundable as part of the project; and decreased approximately $55,000 due to the end of two consulting contracts in the year ended November 30, 2009. These decreases were partially offset by increase in amortization of deferred compensation in Q1 2010 of approximately $9,000; miscellaneous consulting in Q1 2010 of approximately $2,000 versus $Nil in Q1 2009; and the impact of exchange rates on non-US dollar consulting fees resulting in an increase of approximately $2,000 in Q1 2010 versus Q1 2009.

▪
The increase in Finance charges resulted from an increase in accretion of charges on convertible debt that was approximately $828,000 at the end of Q1 2010 compared to approximately $73,000 at the end of Q1 2009.

▪
Interest and bank charges increased quarter over quarter approximately $26,000 as a result of the increase in convertible debt noted above, plus approximately $70,000 higher accretion on advances from Aera Energy, as project funding advances increased from roughly $229,000 at the end of Q1 2009 to roughly $2,801,000 at the end of Q1 2010. Loan interest increased approximately $4,000 as the balance of interest bearing loans was higher by about $122,000 in Q1 2010 compared to Q1 2009.

▪
Professional fees increased due to timing of certain external accounting fees (approximately $59,000 in Q1 2010 versus $Nil in Q1 2009); and accounting costs related to regulatory filings for our UK subsidiary (approximately $9,000 in Q1 2010 versus $Nil in Q1 2009). These increases were partially offset by legal costs of approximately $6,000 that were incurred in Q1 2009, with no equivalent expense in Q1 2010.

▪
Project development costs increased due to the commencement of construction of the Greensteam pilot plant in January 2010. As construction ramped up, there was a corresponding increase in funding advances from Aera Energy which totaled approximately $1,414,000 in Q1 2010 compared to approximately $229,000 in Q1 2009.

▪
Stock-based compensation was lower in Q1 2010 than Q1 2009 due to the amortization in Q1 2009 of the full $166,750 fair value of certain options that were fully vested when issued, with no equivalent expense in Q1 2010.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

o	We estimate that our funding requirement for public company administration and maintenance, fund raising and investor relations, through February, 2011 will total approximately $1 million.
o	We estimate that our Greensteam pilot project will require approximately $1.2 million from us through December 31, 2010, primarily for extended testing.
o	We have budgeted a further $500,000 through to December 2010 for the purpose of building a sustainable Greensteam business, i.e. one that is expanded beyond a single project.
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

o	As the resolution of our algae initiative is unclear at this time; we have no way to forecast any operating costs in connection with that.

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

ITEM 4.  CONTROLS AND PROCEDURES.

A. Disclosure Controls and Procedures

 As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of February 28, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

C. Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are not a party to any current or pending legal proceedings as of the date of this quarterly report.

Item 1A.                      RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended November 30, 2009.

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES

Detailed information concerning all sales of unregistered securities in the quarter ended February 28, 2010 and to the date of this report was included in our annual report on Form 10-K for the year ended November 30, 2009, in Part II, Recent Sales of Unregistered Securities.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of April, 2010.

GLOBAL GREEN SOLUTIONS INC.
(the “Registrant”)

BY:	//s/ Doug Frater
J. Douglas Frater, President and Principal Executive Officer,

BY:	//s/ Arnold Hughes
Arnold Hughes, Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.