Form 10-Q/A
period 2010-04-19
GLOBAL GREEN SOLUTIONS INC.
filed 2010-04-21
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
YES [  ]    NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,286,099 as of April 15, 2010

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q for the period ended February 28, 2010 of Global Green Solutions Inc. filed on April 19, 2010 (the “Original Filing”), is being filed for the purpose of correcting typographical errors with respect to the dates of the periods shown on the Interim Consolidated Statements of Cash Flows included with Global Green Solutions Inc.’s interim consolidated financial statements for the period ended February 28, 2010.

Other than as expressly set forth above, this Amendment does not, and does not purport to, update or restate the information in any Item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.  The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS ENDED		JUNE 10, 2003 TO
	FEBRUARY 28		FEBRUARY 28
	2010	2009	2010
Cash Flows (Used In) Provided By: Operating Activities
Net loss attributable to Global Green Solutions Inc.	$(1,936,292)	$(912,365)	$(28,273,333)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	1,338	6,419	62,528
Non-controlling interests in operations of consolidated subsidiaries	(7,893)	(5,100)	(308,385)
Non-cash finance charges	31,968	2,199	2,084,205
Stock-based compensation	85,606	251,562	7,612,939
Non-cash consulting services	32,613	23,350	976,170
Non-cash license fee	-	-	165,000
Non-cash settlement	-	-	7,178
Non-cash project development expense recovery	-	-	(575,314)
Accrued interest	133,520	34,630	573,100
Impairment of intangible assets	-	-	2,837,160
Impairment of advances	-	-	357,100
Changes to operating assets and liabilities
Amounts receivable	(3,947)	64,838	(129,337)
Prepaid expenses	(70,876)	(8,817)	(96,951)
Accounts payable and accrued liabilities	459,518	43,967	2,190,803
	(1,274,445)	(499,317)	(12,517,137)
Investing Activities
Acquisition of equipment and intangible asset	(3,894)	-	(70,190)
Pilot project facilities and equipment	-	-	(2,718,160)
	(3,894)	-	(2,788,350)
Financing Activities
Issue of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	148,100	-	2,505,121
Advances from minority interest	5,100	5,100	109,092
Loan advances (repayments) - net	(1,250)	287,600	2,452,022
Project Funding Advances	1,413,986	228,945	2,661,217
	1,565,936	521,645	15,635,040
Increase In Cash	287,597	22,328	329,553
Cash, Beginning Of Period	41,956	81,376	-
Cash, End Of Period	$329,553	$103,704	$329,553
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  21st day of April, 2010.

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