Form 10-Q
period 2010-07-15
GLOBAL GREEN SOLUTIONS INC.
filed 2010-07-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
YES [  ]    NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,286,099 as of July 8, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)
	MAY 31	NOVEMBER 30
	2010	2009
ASSETS

Current
Cash	$137,307	$41,956
Amounts receivable	9,416	6,390
Prepaid expenses	63,757	26,075
	210,480	74,421
Equipment	6,584	5,006
	$217,064	$79,427

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 8)	$2,728,056	$1,860,372
Convertible notes (Note 4)	869,605	684,419
Loans payable (Note 5)	1,879,505	1,878,127
	5,477,166	4,422,918
Project Funding Advances (Note 3(b))	5,351,138	1,386,986
	10,828,304	5,809,904
Commitments And Contractual Obligations (Note 9)
Subsequent Events (Note 13)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 7)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
47,286,099 common shares at May 31, 2010	473	465
46,461,099 common shares at November 30, 2009

Additional Paid-In Capital	20,234,358	20,017,711
Shares To Be Issued (Note 7)	21,151	82,688
Share Purchase Warrants	620,500	620,500
Deferred Compensation	(19,900)	(114,800)
Deficit Accumulated During The Development Stage	(31,356,696)	(26,337,041)
Global Green Solutions Inc. Stockholders’ Deficiency	(10,500,114)	(5,730,477)
Non-controlling Interests’ Deficiency (Note 6)	(111,126)	-
Total Deficiency	(10,611,240)	(5,730,477)
	$217,064	$79,427
The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
	THREE MONTHS		SIX MONTHS		PERIOD FROM
	ENDED		ENDED		INCEPTION
	MAY 31		MAY 31		JUNE 10, 2003 to
	2010	2009	2010	2009	MAY 31, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees (Note 8)	131,853	254,153	266,539	510,772	4,069,088
Finance charges	41,118	11,179	73,086	13,378	2,145,812
Interest and bank charges	212,248	71,157	348,380	106,188	756,918
Office and sundry (Note 8)	22,734	107,968	82,431	171,535	1,624,578
Professional fees	24,011	89,412	95,209	97,214	931,233
Project development expenses	2,721,271	458,375	4,146,169	760,101	11,460,174
Stock-based compensation	43,561	87,539	129,167	339,101	7,656,500
	3,196,796	1,079,783	5,140,981	1,998,289	28,644,303
Operating Loss, before Other Income (Expense) and Non-controlling Interests	(3,196,796)	(1,079,783)	(5,140,981)	(1,998,289)	(28,644,303)

Other Income (Expense)
Impairment of advances (Note 3 (a))	-	-	-	-	(2,837,160)
Impairment of intangibles	-	-	-	-	(357,100)
Interest income	-	-	-	1,041	60,049

Loss Before Non-controlling Interests	(3,196,796)	(1,079,783)	(5,140,981)	(1,997,248)	(31,778,514)

Net Income Attributable To Non-controlling Interests	6,017	5,100	13,910	10,200	314,402

Net Loss Attributable to Global Green Solutions Inc.	$(3,190,779)	$(1,074,683)	$(5,127,071)	$(1,987,048)	$(31,464,112)

Basic And Diluted Loss Per Common Share	$(0.07)	$(0.02)	$(0.11)	$(0.04)

Weighted Average Number Of Common Shares Outstanding	47,286,099	45,194,632	47,189,396	45,003,778

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
	SIX MONTHS ENDED		INCEPTION
	MAY 31		JUNE 10, 2003 to
	2010	2009	MAY 31, 2010
Cash Flows (Used In) Provided By: Operating Activities
Net loss attributable to Global Green Solutions Inc.	$(5,127,071)	$(1,987,048)	$(31,464,112)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	2,315	12,837	63,505
Non-controlling interests in operations of consolidated subsidiaries	(13,910)	(10,200)	(314,402)
Non-cash finance charges	73,086	13,378	2,145,812
Stock-based compensation	129,167	339,101	7,656,500
Non-cash consulting services	64,851	54,851	1,008,408
Non-cash license fee	-	-	165,000
Non-cash settlement	-	-	7,178
Non-cash project development expense recovery	-	-	(575,314)
Accrued interest	343,877	78,118	708,902
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to operating assets and liabilities
Amounts receivable	(3,026)	58,851	(128,416)
Prepaid expenses	(37,682)	1,475	(63,757)
Accounts payable and accrued liabilities	743,893	240,252	2,475,178
	(3,824,500)	(1,198,385)	(15,121,258)
Investing Activities
Acquisition of equipment and intangible asset	(3,893)	-	(70,189)
Pilot project facilities and equipment	-	-	(2,718,160)
	(3,893)	-	(2,788,349)
Financing Activities
Issue of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	148,100	421,655	2,484,632
Advances from minority interest	10,200	10,200	114,192
Loan advances (repayments) - net	21,378	285,218	2,474,650
Project funding advances	3,744,066	402,672	5,065,852
	3,923,744	1,119,745	18,046,914
Increase (Decrease) In Cash	95,351	(78,640)	137,307
Cash, Beginning Of Period	41,956	81,376	-
Cash, End Of Period	$137,307	$2,736	$137,307
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 10)
The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (the “Company”) was incorporated June 10, 2003 in the State of Nevada, is a development stage company and is devoting substantially all of its present efforts to establishing a new business.  That business had primarily been focused on two areas: waste biomass combustion to generate industrial process steam and combined heat and power (“Greensteam”), and the production of algae biomass, principally for biofuel feedstock. In 2008, the Company restructured its operations to focus on its commercial stage Greensteam business. Since then, the Company had been evaluating alternative strategies for conducting ongoing development of the algae project, including working with new strategic partners. However, the Company has concluded that its interests are best served by focusing all of its efforts on its Greensteam business. Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) pursued development of the algae biomass project. The Company and VUI have now agreed to the wind-up and dissolution of VAT, as announced July 8, 2010.

The Company conducts a portion of its operations through certain subsidiaries. Global Greensteam LLC, a California corporation owned 100%, is developing its Greensteam process technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam.  The steam can be used for industrial purposes or for combined heat and power applications. Global Green Solutions (SA) (Proprietary) Limited (“PTY”), a South African corporation owned 80%, is marketing and developing business opportunities in South and Southern Africa for Greensteam projects. Global Green Solutions Ltd, a United Kingdom corporation owned 100%, has no operations or activity other than through its 80% holding in PTY. Three other subsidiaries are inactive.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss (before Non-controlling Interests) of $31,778,514 for the period from June 10, 2003 (inception) to May 31, 2010, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its biomass combustion projects.  The Company plans to continue as a going concern by actively developing and marketing its Greensteam projects.  It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and/or the issuance of debt securities.  It may also raise additional capital by selling interests in its projects.  There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2009. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2009 financial statements, has been omitted. The results of operations for the six month period ended May 31, 2010 are not necessarily indicative of results for the entire year ending November 30, 2010.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

MAY 31, 2010
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

MAY 31, 2010
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

Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project.  If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned.  At May 31, 2010, the Company had no deferred product development costs.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At May 31, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

MAY 31, 2010
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

MAY 31, 2010
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

In May, 2008, the Company and Valcent formalized an agreement to continue the development of the project through Vertigro Algae Technologies, LLC (“VAT”) of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) (“VUI”) each own 50 percent.  Under that agreement, the Company was to receive $3 million on a priority basis from the net cash flow of VAT.  The Company was to receive 70% of any such net cash flow until it had received $3 million in excess of its percentage interest of such cash flow. As part of the agreement, assets acquired by the project prior to the commencement of operations of VAT were transferred to Valcent.

In connection with a license technology agreement entered into by VAT with Pagic LP, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee.  The amount was expensed during the year ended November 30, 2008 as part of project development costs and the shares were issued March 3, 2009. The preliminary carrying value of the advances totaling $2,718,160 at November 30, 2007 was deemed to be impaired owing to uncertainty that cash flow would result from the project and was charged to operations in 2007.

In September, 2008, the Company concluded an agreement (the “Agreement”) with VUI to sell the Company’s 50% ownership in VAT to VUI, contingent on VUI obtaining the necessary funding. VUI was unable to raise funding for the Agreement and it could not be completed. As a result, the Company began evaluating alternative strategies for conducting ongoing development, including working with new strategic partners. The Company has concluded that its interests are best served by focusing all of its efforts on its Greensteam business and has agreed with VUI to wind-up and dissolve VAT, as announced July 8, 2010. VAT’s technology license agreement with Pagic LP has been terminated.

Based on the cost sharing arrangement described above, the Company had recorded a payable of $575,314 to Valcent to May 31, 2009. However, in consideration of the difference in contributions to date, uncertainty that cash flow would result from the project and the fact that the project assets were transferred to Valcent, the companies agreed in August 2009 that no amounts were payable from the Company to Valcent or VUI in connection with project development costs. As a result, during the year ended November 30, 2009, $575,314 of project development expense was reversed. Valcent and the Company further agreed that until a strategy for conducting ongoing development was finalized, no further cost sharing was required.  Costs incurred in connection with algae biofuel development and charged to project development expenses totaled $18,191 during the six month period ended May 31, 2010 (2009: $142,354).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

MAY 31, 2010
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

The demonstration unit is approximately one-quarter the size of the commercial scale units and is expected to cost approximately $8 million, including extended testing.  Under the terms of the First Amendment, up to $3 million of this cost was to be contributed by Aera.  That amount was to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units in the Full Scale Period.  Depending on the completion date of the first commercial scale project, the amount of the discount ranged from $3.9 million to $5 million.

Effective November 24, 2009, Greensteam and Aera executed the Second Amendment to the Program Agreement which deleted and replaced the First Amendment in its entirety. Under the terms of the Second Amendment:

•
Aera will continue to contribute up to $3 million of the cost of the demonstration unit. An additional $5 million of payments has been included in Aera’s 2010 R&D budget. If the Aera Board of Directors approves the request, Aera will make payments to Greensteam for the demonstration unit up to a total of $8 million. If Aera’s Board does not approve the request, then the Program Agreement and any site-specific agreements shall be deemed terminated. Aera’s Board of Directors subsequently approved the budget request.

•	Payments from Aera are to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the demonstration unit.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

Expenditures incurred in connection with the steam generation project and charged to project development costs in the six month period ended May 31, 2010 totaled $4,171,786 (2009: $593,112).

There is no longer a specific, total discount amount with a maximum ranging from $3.9 to $5 million to be paid to Aera, as was contemplated in the First Amendment. In its place, a revised pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to commencement of delivery of steam from the first commercial scale project to Aera.  Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of May 31, 2010, $5,065,852 (November 30, 2009:$1,321,786) had been received from Aera under the terms of the Amendment and $285,286 (November 30, 2009: $65,200) had been recorded as the estimated accretion thereon.

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010. Testing has now commenced.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES

During the six month period ended May 31, 2010, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $180,000 on January 29, 2010 ($80,000) and February 8, 2010 ($100,000) due and payable on November 24, 2011 ($20,000), December 22, 2011 ($10,000), January 29, 2012 ($50,000),and February 8, 2012 ($100,000), together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid or accrued a total of $11,900 in finder’s fees.

During 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 on March 2, 2009 ($129,405), March 30, 2009 ($306,000), June 25, 2009 ($50,000), September 3, 2009 ($300,000), and October 23, 2009 ($62,000) due and payable respectively on March 2, 2011, March 30, 2011, June 25, 2011, September 3, 2011, and October 23, 2011 together with interest.  All other terms of the notes are identical to those issued in the six month period ended May 31, 2010. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid a total of $35,873 in finder’s fees.

During 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest. All other terms of the note are identical to those issued in the six month period ended May 31, 2010.To date, none of the note or accrued interest has been converted into units.

In accordance with the provisions of EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), (codified in 470-20 of ASC 470, Debt) the Company recognized the value of the embedded beneficial conversion feature of $56,000 in connection with the 2010 notes, $250,843 in connection with the 2009 notes, and $29,412 in connection with the 2008 note.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital.  The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components.  To May 31, 2010, the Company has recorded accretion of $126,228 (November 30, 2009: $53,142) and accrued interest of $124,583 (November 30, 2009: $61,004).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company was indebted as at May 31, 2010 for short term loans totaling $1,879,505 (November 30, 2009 - $1,878,127).

-	Of that total, $654,291 (November 30, 2009: $664,291) is unsecured, non-interest bearing and with no specific terms of repayment.
-	$25,000 (November 30, 2009: $20,000) is unsecured, with no specific terms of repayment but bears interest at 12% per annum,
-
$1,200,214 (November 30, 2009: $1,193,836) of the total is due to directors, officers and related parties, is also unsecured and with no specific terms of repayment, but bears interest of 10% per annum. Maturity dates have been reached and monthly compounding of interest has commenced on loans aggregating $945,214 (November 30, 2009: $938,836). These loans are considered to be due on demand. The balance of loans aggregating $255,000, have maturity dates ranging from October 30, 2010 to January 26, 2011, at which time compounding of interest will commence and the loans will be considered to be due on demand. To May 31, 2010, the Company has recorded accrued interest of $223,582 (November 30, 2009: $163,371).

6.	NON-CONTROLLING INTERESTS

For the six month period ended May 31, 2010, the Company has recorded a non-controlling interest share of loss of $13,910 (six month period ended May 31, 2009: $10,200).  Effective December 1, 2009, the Company adopted the new standards for presentation of non-controlling interests as a component of stockholders’ equity (See Note 2(p)).  The new standards also allow for the recording of previously unrecognized non-controlling interest debit balances.  In addition to the non-controlling interest share of loss recorded as noted above and non-controlling interest advances received in the period totaling $10,200, the Company recorded a non-controlling interest debit of $111,126 for previously unrecorded non-controlling interest share of losses.  These amounts were recorded as a direct charge to deficit during the period.

7.	CAPITAL STOCK

a)	Common Stock

During the six month period ended May 31, 2010, the Company:

i)
issued 750,000 shares with a fair value of $78,750 in connection with three consulting agreements , all of which was expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

ii)
issued 75,000 shares with a fair value of $8,438 in connection with a consulting agreement, $4,500 of which was expensed the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date. A further 187,500 shares with a fair value of $21,151, which was expensed in the period, were issuable at May 31, 2010 and included in Shares To Be Issued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants.  The number, exercise price, term and vesting conditions of the options are determined by the board of directors.  The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares.  To May 31, 2010, 4,249,850 options (November 30, 2009: 4,249,850) were issued under this plan, leaving 5,750,150 available to be issued.  Under a previous stock option plan, the maximum available 5,000,000 options were issued by November 30, 2007. During the six month period ended May 31, 2010, the Company recorded $129,167 (November 30, 2009: $512,640) in stock-based compensation expense for options granted.

During the six month period ended May 31, 2010, the Company did not grant any stock options.

During the year ended November 30, 2009, the Company had the following stock option activity:

The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share. In accordance with SFAS 123R, (codified in ASC 718, Compensation-Stock Compensation), the Company expenses the fair value of these options, estimated to be $171,750.  This amount will be expensed on a straight-line basis over the related option vesting period or service contract period. To May 31, 2010, the Company has expensed $171,750 (November 30, 2009: $171,040) of this fair value and $Nil remains to be recorded on the future vesting of these options.

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

As of May 31, 2010, the Company has expensed $460,000 (November 30, 2009: $387,243) of this fair value and $Nil will be recorded on the future vesting of these options.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at May 31, 2010:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
EXERCISE	ISSUED AND	OUTSTANDING AND	REMAINING
PRICE	OUTSTANDING	EXERCISABLE	CONTRACTUAL LIFE

$0.20	2,760,000	2,735,000	1.64 years
$0.20	675,000	675,000	1.69 years
$0.50	15,000	15,000	0.13 years
$0.50	500,000	250,000	0.83 years
$0.50	300,000	150,000	0.92 years
$1.00	200,000	200,000	0.07 years

	4,450,000	4,025,000

The Company’s stock option activity for the six month period ended May 31, 2010 and the year ended November 30, 2009 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2008	5,390,000	0.57	0.91 years

Granted during the year	3,435,000	0.20
Expired/Forfeited during the year	(3,275,000)	0.50

Balance outstanding, November 30, 2009	5,550,000	$0.39	1.58 years

Granted during the period	-	-
Expired/Forfeited during the period	(1,100,000)	0.77

Balance outstanding May 31, 2010	4,450,000	0.29	1.43 years

As May 31, 2010, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R , (codified in ASC 718, Compensation-Stock Compensation) of all outstanding, vested stock options was $NIL.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the six month period ended May 31, 2010 and the year ended November 30, 2009 is as follows:
			WEIGHTED
	NUMBER OF	WEIGHTED	AVERAGE
	SHARE	AVERAGE	REMAINING
	PURCHASE	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, November 30, 2008	1,635,295	$1.49	1.86 years

Expired during the year	(308,824)	1.50

Balance, November 30, 2009	1,326,471	1.49	1.13 years

Granted, exercised or expired during the period	-	-

Balance, May 31, 2010	1,326,471	$1.49	0.63 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at May 31, 2010:

	SHARE PURCHASE	WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$1.40	150,000	1.42 years
$1.50	1,176,471	0.53 years

1,326,471

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

During the six month period ended May 31, 2010, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at May 31, 2010 that are not disclosed elsewhere in these financial statements:

-
During the six month period ended May 31, 2010, the Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $268,988 (2009 - $372,496).

-
During the six month period ended May 31, 2010, the Company paid or accrued $34,134 (2009 - $58,191) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-
$1,186,532 (November 30, 2009 - $1,013,782) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at May 31, 2010:

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

vi)
Effective January 1, 2009, with a three year term for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Goods and Services Tax. The agreement may be terminated upon six months notice by the Company.

b)
On January 29, 2009, the Company entered into an agreement for services, primarily for the raising of project equity and/or debt finance or credit arrangements for the provision of capital purchases, working capital, development and construction costs for the Company’s Greensteam project to be constructed near Bakersfield, California.  The agreement included a monthly fee of $8,723 (£6,000) and may be terminated on sixty days notice. The agreement also contained transaction related fees and success fees comprised of project equity percentages and warrants. By mutual agreement, the services and monthly fees were put on hold after October, 2009. The Company and the service provider are discussing the form in which the services and fees may be continued.

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Six Month
	Period Ended May 31
	2010	2009
Amortization of the intrinsic value and/or beneficial conversion feature of the convertible notes	$73,086	$13,378

During the six month period ended May 31, 2010:

The Company recognized the value of the embedded beneficial conversion feature of $56,000 in respect of convertible notes totaling $180,000.

In connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which had been expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

The Company issued 75,000 shares with a fair value of $8,438 in connection with a consulting agreement, $4,500 of which was expensed in the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date. A further 187,500 shares with a fair value of $21,151, which was expensed in the period, were issuable at May 31, 2010 and included in Shares To Be Issued.

During the six month period ended May 31, 2009 the Company:

i)
issued 150,000 shares with a fair value of $12,263 in connection with a consulting agreement, all of which was expensed in the period.  In addition, a further 37,500 common shares with a fair value of $3,188 were issuable as of May 31, 2009 and are included in Shares To Be Issued (issued June 5, 2009).

ii)	issued 300,000 shares previously recorded as issuable in connection with the Algae Biofuel Project as described in Note 3 a).
iii)	issued 117,000 shares with an estimated fair value of $7,126 in settlement of $7,126 of trade payables resulting in no gain or loss on settlement.
iv)	recognized the value of the embedded beneficial conversion feature of $148,216 in respect of convertible notes totaling $435,405.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the fair value measures by level of valuation assumptions used:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
May 31, 2010	$ -	$ -	$5,351,138
November 30, 2009	$ -	$ -	$1,386,986

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

11.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Fair Value of Financial Instruments

The following table reflects the fair value of financial instruments:

	May 31, 2010		November 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash	$137,307	$137,307	$41,956	$41,956
Amounts receivable	9,416	9,416	6,390	6,390
Financial Liabilities:
Accounts payable and accrued liabilities	2,728,056	2,728,056	1,860,372	1,860,372
Convertible notes	869,605	869,605	684,419	684,419
Loans payable	1,879,505	1,879,505	1,878,127	1,878,127

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

The Company follows SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, (codified in ASC 280, Segment Reporting) and currently has two reportable segments in the development of renewable energy technologies, being a biofuel feedstock pilot project (now terminated) and a biomass-fueled steam generation project.

a)	Algae Biofuel Project

This project was in the development stage and focused on the use of algae as a source for biofuel feedstock and other products. As described in Note 3 a), the Company concluded that its interests are best served by focusing all of its efforts on its Greensteam business and has agreed with its project partner to wind-up and dissolve the LLC through which the project had been pursued. All activity of the Company related to this project has been terminated.

b)	Waste Biomass – Fueled Steam Generation Projects

The Company’s efforts are now completely focused on its Greensteam project, which involves the development and marketing of its patent-pending combustion process that converts biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial process purposes or to generate combined heat and power.  One contract is in the early commercial stage in the United States as described in Note 3 b), and other project opportunities are being developed in Europe.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010
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

	Three Months Ended May 31		Six Months Ended May 31
	2010	2009	2010	2009
Operating Loss

Algae biofuel project	$13,767	$67,451	$18,191	$142,354
Waste biomass-fueled industrial process steam and combined heat and power generation projects	2,706,830	377,731	4,121,786	593,112
Other	674	13,193	6,192	24,635

Total reportable segments	2,721,271	458,375	4,146,169	760,101
Corporate and other	475,525	621,408	994,812	1,238,188
Total operating loss	$3,196,796	$1,079,783	$5,140,981	$1,998,289

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

▪
Greensteam uses a high thermal efficiency, low air emission technology to economically generate renewable steam from waste biomass, primarily wood and crop waste. The steam is to be sold under long term contract for industrial process steam, for distributed heat, or for electrical power co-generation. This is the Company’s core business. Greensteam’s patent-pending process technology is currently in the demonstration and early commercialization phase, with full commercialization expected in late 2011 when construction of the first full scale, commercial unit is planned to commence.

▪
Vertigro Algae Technologies LLC (“VAT”) is the entity through which we and our 50% partner, Valcent USA, Inc. (“VUI”) pursued development of a joint project to use algae as a source for biofuel feedstock and other products. We restructured our operations in 2008 to focus on our commercial stage Global Greensteam business and were evaluating alternative strategies for conducting ongoing development of an algae initiative, including working with new strategic partners. The Company concluded that its interests are best served by focusing all of its efforts on its Greensteam business. Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) pursued development of the algae biomass project. The Company and VUI have now agreed to the wind-up and dissolution of VAT, as announced July 8, 2010.

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

The demonstration unit, construction of which was completed in June 2010, is approximately one-quarter the size of the commercial scale units and is expected to cost approximately $8 million, including extended testing.  Under the terms of the First Amendment, up to $3 million of this cost was to be contributed by Aera.

Effective November 24, 2009, Greensteam and Aera executed the Second Amendment to the Program Agreement which deleted and replaced the First Amendment in its entirety.

Under the terms of the Second Amendment:

•	Aera agreed to continue to contribute up to $3 million of the cost of the demonstration unit

•
An additional $5 million of payments has been included in Aera’s 2010 R&D budget, which has now been approved by the Aera Board of Directors. Aera will make payments to Greensteam for the demonstration unit up to a total of $8 million.

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

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California. Construction was completed in June, 2010. Expenditures incurred in connection with the steam generation project and charged to project development costs in the six month period ended May 31, 2010 totaled $4,121,786 (2009: $593,112). As of May 31, 2010, $5,065,852 had been received from Aera under the terms of the Second Amendment.

The 1.25 MW electrical equivalent demonstration project will provide process and air emissions data to enable optimization for performance and final air emissions permit approval.  The commissioning and pre-testing phase will be completed in July leading to operational testing commencing in August. The operational testing phase is to prove Greensteam’s capability to safely and reliably generate oilfield quality steam with ultra-low air emissions.

The Greensteam process is designed to be precisely controlled. Individual plant parameters are synchronously controlled to precise tolerances, which is how we expect to achieve ultra-low emissions and high energy efficiencies. Individual plant systems and subsystems are being tested first, to be followed by Aera-specified performance tests and San Joaquin Valley Air Pollution Control District-specified air emissions tests. The Aera performance tests are scheduled to be complete by late summer, 2010.

Business Model

Greensteam’s business model is to license the technology and develop and operate projects directly or with strategic partners, enabling us to profit from a portfolio of economically and environmentally sustainable waste biomass-to-energy projects. We will provide technology, project development, and operational expertise to local project partners to support permitting, fuel supply contracting, off take contracting, green credits, engineering, construction, and operations. The renewable steam and or electrical energy will be sold under long-term off-take contracts.

Biomass to energy market outlook

Rapid renewable energy (RE) growth in Europe and North America is driven by government targets for RE electrical and heat production by 2020. Biomass to energy is an attractive RE solution because:
•	Sustainable and economical biomass supplies can provide the base load generation to meet the RE targets.
•	Biomass to energy technology currently available is proven for small to medium and large size generation capacity for industrial and commercial combined heat and power (CHP) facilities.
•	Distributed small-medium size biomass generation facilities built local to biomass supply sources are sustainable and economical.

Results of Operations

	Three Months Ended May 31		Change
	2010	2009	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$(3,196,796)	$(1,079,783)	$(2,117,013)	196%
Net Income (Loss) - Non-controlling interests	$6,017	$5,100	$917	18%
Net Loss – Global Green Solutions	$(3,190,779)	$(1,074,683)	$(2,116,096)	197%

Revenues

We recorded a net loss of $3,190,779 for the three month period ended May 31, 2010 and have an accumulated deficit of $31,356,696 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected in the first half of 2012, when the first of our commercial scale Greensteam units is expected to be completed, allowing us to commence selling steam to Aera Energy LLC under the terms of our agreement.

Balance Sheet at May 31, 2010 compared to November 30, 2009

Items with notable period-end differences are as follows:

	May 31	November 30	Change
	2010	2009	Amount	Percentage
Cash	$137,307	$41,956	$95,351	227%
Prepaid expenses	$63,757	$26,075	$37,682	145%
Accounts payable and accrued liabilities	$2,728,056	$1,860,372	$867,684	47%
Convertible notes, net of discount	$869,605	$684,419	$185,186	27%
Project funding advances	$5,351,138	$1,386,986	$3,964,152	286%
APIC	$20,234,358	$20,017,711	$216,647	1%
Shares to be issued	$21,151	$82,688	$(61,537)	(74%)

▪
Cash increased primarily due to funding received in May in connection with Greensteam project expenses for the period ended May 31, 2010 that was not disbursed until shortly after that date, in early June, 2010.

▪	Prepaid expenses increased due to insurance for the pilot project being acquired during Q1 2010 and pro-rated over the term of the policy.
▪
Payables related to corporate overhead increased by approximately $260,000 due to incoming funding being less than expenses for the six months ended May 31, 2010; Greensteam project payables increased approximately $446,000 due to escalation in the pilot project build rate (construction commenced in Jan 2010) and timing of disbursements at the end of Q2 2010. Cash was received from Aera Energy at the end of the quarter but not all of it was disbursed to project vendors until after May 31, 2010. Convertible debt interest and loan interest increases were approximately $63,000 and $60,000 respectively.

▪	The increase in Convertible Notes is due to new notes issued in the six months ended May 31, 2010.
▪
Project funding advances received in the six months ended May 31, 2010 from Aera Energy LLC under the terms of our agreement with Aera to build a Greensteam demonstration unit totaled $3,744,066. Accretion of $220,086 on these advances was recorded during the six month period ended May 31, 2010.

▪
Additional Paid In Capital increased approximately $87,000 as a result of 825,000 shares issued in the period ended May 31, 2010 for consulting services; increased $56,000 from recording the value of the embedded conversion feature in convertible notes that were issued in the same period, and increased approximately $73,000 due to the amortization of stock based compensation.

▪
Shares To Be Issued decreased approximately $83,000 as we issued 787,500 shares recorded as issuable at November 30, 2009 in connection with consulting services. This change was partially offset by an increase of approximately $21,000 related to shares issuable at May 31, 2010 in connection with a consulting agreement.

Expenses – Three month period ended May 31, 2010 compared to the three month period ended May 31, 2009

Items with notable period over period differences are as follows:

	Three Months Ended May 31		Change
	2010	2009	Amount	Percentage
Consulting fees	$131,853	$254,153	$(122,300)	(48%)
Finance charges	$41,118	$11,179	$29,939	268%
Interest and bank charges	$212,248	$71,157	$141,091	198%
Office and sundry	$22,734	$107,968	$(85,234)	(79%)
Professional fees	$24,011	$89,412	$(65,401)	(73%)
Project development expenses	$2,721,271	$458,375	$2,262,896	494%
Stock based compensation	$43,561	$87,539	$(43,978)	(50%)

▪
Consulting fees decreased approximately $29,000 due to a consulting agreement that commenced in Q1 2009 being put on hold in late 2009; decreased approximately $51,000 due to the allocation of consulting fees to Greensteam project development in Q2 2010 but not in Q2 2009 when consulting fees for project management services were not yet fundable as part of the project; and decreased approximately $63,000 due to the end of three consulting arrangements in the year ended November 30, 2009. These decreases were partially offset by an allocation of approximately $15,000 in consulting fees to VAT in 2009 but none in 2010; miscellaneous consulting in Q2 2010 of approximately $2,000 versus $Nil in Q2 2009; and the impact of exchange rates on non-US dollar consulting fees resulting in an increase of approximately $2,000 in Q2 2010 versus Q2 2009.

▪
The increase in Finance charges resulted from an increase in accretion of charges on convertible debt that was approximately $870,000 at the end of Q2 2010 compared to approximately $358,000 at the end of Q2 2009.

▪
Interest and bank charges increased quarter over quarter approximately $21,000 as a result of the increase in convertible debt noted above, plus approximately $124,000 higher accretion on advances from Aera Energy, as project funding advances increased from roughly $403,000 at the end of Q2 2009 to roughly $5,066,000 at the end of Q2 2010.

▪
Office and sundry decreased approximately $5K as a result of lower depreciation as many assets are now fully depreciated; decreased approximately $13K due to overall funding constraints; decreased approximately $38K due to foreign exchange expense that was higher in Q2 2009 than in Q2 2010; and decreased approximately $29K due to a reduced accrual for rent and administrative services as the contract for those services has expired and a new arrangement is under review.

▪
Professional fees decreased quarter over quarter mainly due to timing of certain external accounting fees (approximately $59,000 in Q1 2010 versus $Nil in Q1 2009). There is a minimal difference in the year to date amounts. Legal fees decreased by a minor, random difference of approximately $3,000 quarter over quarter.

▪
Project development costs increased due to the commencement of construction of the Greensteam pilot plant in January 2010. As construction ramped up, there was a corresponding increase in funding advances from Aera Energy which totaled approximately $2,330,000 in Q2 2010 compared to approximately $174,000 in Q1 2009.

▪
Stock-based compensation was lower in Q2 2010 than Q2 2009 mainly due to the timing of the amortization of the fair value of certain options that were granted in 2007 (approximately $14,000) and 2008 (approximately $29,000).

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

o	We estimate that our funding requirement for public company administration and maintenance, fund raising and investor relations, through May, 2011 will total approximately $1.4 million.
o
We estimate that we will require approximately $2.7 million through May 31, 2011 to complete the Greensteam demonstration project, the Greensteam process development and the engineering for the Aera full scale project.

o
$8 million is being contributed to the demonstration project costs by Aera Energy LLC.  Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the commercial scale units.

o
Construction of the first of up to 10 full scale commercial units is planned to start in the second half of 2011. Capital costs for the ten full scale projects contemplated in our agreement with Aera are estimated to be $80 million. Project funding efforts are underway but no funding is currently in place for the first full scale project.

We are still a development stage company and have no cash flows from operations. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources. We have a serious liquidity issue until major funding is obtained, sufficient to cover project capital costs and ongoing corporate operating expenses. First cash flows will be achieved when the first commercial scale Greensteam unit is completed and producing revenue, which is expected to be in the first half of 2012. We are pursuing funding initiatives through a variety of sources.

We believe that our Greensteam project is suitable for debt based financing, having tangible assets and a relatively short build time per unit, followed by an immediate cash flow as each unit comes on stream. Our expectation is that the first full scale project will be primarily funded by a combination of debt and project equity rather than equity in Global Green Solutions Inc.

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

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of May 31, 2010.

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

C. Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                      UNREGISTERED SALES OF EQUITY SECURITIES

We had no sales of unregistered securities in the quarter ended May 31, 2010 and subsequently, to the date of this report.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2010.

GLOBAL GREEN SOLUTIONS INC.
(the “Registrant”)

BY:	"Doug Frater"
J. Douglas Frater, President and Principal Executive Officer,

BY:	"Arnold Hughes"
Arnold Hughes, Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.