Form 10-Q
period 2010-08-31
GLOBAL GREEN SOLUTIONS INC.
filed 2010-10-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010

or

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
YES ☐   NO ☐

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
YES ☐    NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,000,229 as of October 14, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	AUGUST 31	NOVEMBER 30
	2010	2009
ASSETS

Current
Cash	$70,891	$41,956
Amounts receivable	7,898	6,390
Prepaid expenses	30,356	26,075
	109,145	74,421
Equipment	5,607	5,006
	$114,752	$79,427

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 8)	$2,452,483	$1,860,372
Convertible notes (Note 4)	939,629	684,419
Loans payable (Note 5)	1,854,505	1,878,127
	5,246,617	4,422,918
Project Funding Advances (Note 3(b))	7,995,308	1,386,986
	13,241,925	5,809,904
Commitments And Contractual Obligations (Note 9)
Subsequent Events (Note 13)

STOCKHOLDERS’ DEFICIENCY
Capital Stock (Note 7)
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
47,511,099 common shares at August 31, 2010	475	465
46,461,099 common shares at November 30, 2009

Additional Paid-In Capital	20,270,548	20,017,711
Shares To Be Issued (Note 7)	-	82,688
Share Purchase Warrants	620,500	620,500
Deferred Compensation	-	(114,800)
Deficit Accumulated During The Development Stage	(33,907,222)	(26,337,041)
Global Green Solutions Inc. Stockholders’ Deficiency	(13,015,699)	(5,730,477)
Non-controlling Interests’ Deficiency (Note 6)	(111,474)	-
Total Deficiency	(13,127,173)	(5,730,477)
	$114,752	$79,427

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION
	AUGUST 31		AUGUST 31		JUNE 10, 2003 TO
	2010	2009	2010	2009	AUGUST 31, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting fees (Note 8)	108,024	289,095	374,563	799,867	4,177,112
Finance charges	47,390	16,318	120,476	29,696	2,193,202
Interest and bank charges	297,711	94,335	646,091	200,523	1,054,629
Office and sundry (Note 8)	(22,683)	50,324	59,748	221,859	1,601,895
Professional fees	32,501	11,934	127,710	109,148	963,734
Project development expenses	2,089,431	(287,846)	6,235,600	472,255	13,549,605
Stock-based compensation	3,600	87,170	132,767	426,271	7,660,100
	2,555,974	261,330	7,696,955	2,259,619	31,200,277
Operating Loss, before Other Income (Expense) and Non-controlling Interests	(2,555,974)	(261,330)	(7,696,955)	(2,259,619)	(31,200,277)

Other Income (Expense)
Impairment of advances (Note 3 (a))	-	-	-	-	(2,837,160)
Impairment of intangibles	-	-	-	-	(357,100)
Interest income	-	-	-	1,041	60,049

Loss Before Non-controlling Interests	(2,555,974)	(261,330)	(7,696,955)	(2,258,578)	(34,334,488)

Net Income Attributable To Non-controlling Interests	5,448	5,100	19,358	15,300	319,850

Net Loss Attributable to Global Green Solutions Inc.	$(2,550,526)	$(256,230)	$(7,677,597)	$(2,243,278)	$(34,014,638)

Basic And Diluted Loss Per Common Share	$(0.05)	$(0.01)	$(0.16)	$(0.05)

Weighted Average Number Of Common Shares Outstanding	47,418,164	45,345,365	47,266,208	45,118,471

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
	NINE MONTHS ENDED		INCEPTION
	AUGUST 31		JUNE 10, 2003 TO
	2010	2009	AUGUST 31, 2010
Cash Flows (Used In) Provided By: Operating Activities
Net loss attributable to Global Green Solutions Inc.	$(7,677,597)	$(2,243,278)	$(34,014,638)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	3,293	18,180	64,483
Non-controlling interests in operations of consolidated subsidiaries	(19,358)	(15,300)	(319,850)
Non-cash finance charges	120,476	29,696	2,193,202
Stock-based compensation	132,767	426,271	7,660,100
Non-cash consulting services	84,526	85,251	1,028,083
Non-cash license fee	-	-	165,000
Non-cash settlement	-	-	7,178
Non-cash project development expense recovery	-	(575,314)	(573,314)
Accrued interest	643,460	193,478	1,008,485
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to operating assets and liabilities
Amounts receivable	(1,508)	60,283	(126,898)
Prepaid expenses	(4,281)	(1,172)	(30,356)
Accounts payable and accrued liabilities	404,325	420,010	2,135,610
	(6,313,897)	(1,601,895)	(17,610,655)
Investing Activities
Acquisition of equipment and intangible asset	(3,894)	-	(70,190)
Pilot project facilities and equipment	-	-	(2,718,160)
	(3,894)	-	(2,788,350)
Financing Activities
Issue of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	182,400	467,655	2,518,932
Advances from minority interest	15,300	15,300	119,292
Loan advances (repayments) - net	(3,622)	559,718	2,449,650
Project funding advances	6,152,648	500,117	7,474,434
	6,346,726	1,542,790	20,469,896
Increase (Decrease) In Cash	28,935	(59,105)	70,891
Cash, Beginning Of Period	41,956	81,376	-
Cash, End Of Period	$70,891	$22,271	$70,891
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 10)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss (before Non-controlling Interests) of $34,334,488 for the period from June 10, 2003 (inception) to August 31, 2010, has a stockholders’ deficiency, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its biomass combustion projects.  The Company plans to continue as a going concern by actively developing and marketing its Greensteam projects.  It intends to raise additional capital for the development and marketing of its projects primarily through the issuance of common shares and/or the issuance of debt securities.  It may also raise additional capital by selling interests in its projects.  There can be no assurance that the Company will be successful in marketing and developing its projects or in securing financing.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2009. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2009 financial statements, has been omitted. The results of operations for the nine month period ended August 31, 2010 are not necessarily indicative of results for the entire year ending November 30, 2010.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
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

AUGUST 31, 2010
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

AUGUST 31, 2010
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

Product development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project.  If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned.  At August 31, 2010, the Company had no deferred product development costs.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)	Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At August 31, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p)	Recent Accounting Pronouncements

The Company has adopted the provisions of ASC 810 (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”).  The revised guidance establishes new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, FASB ASC Topic 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity.  It also requires that the net income to be reported include the amounts attributable to both the parent and the non-controlling interest.  The revised guidance has been applied prospectively as of the beginning of fiscal year 2010, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on these Interim Consolidated Financial statements.

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

AUGUST 31, 2010
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

Based on the cost sharing arrangement described above, the Company had recorded a payable of $575,314 to Valcent to May 31, 2009. However, in consideration of the difference in contributions to date, uncertainty that cash flow would result from the project and the fact that the project assets were transferred to Valcent, the companies agreed in August 2009 that no amounts were payable from the Company to Valcent or VUI in connection with project development costs. As a result, during the year ended November 30, 2009, $575,314 of project development expense was reversed. Valcent and the Company further agreed that until a strategy for conducting ongoing development was finalized, no further cost sharing was required.  Costs incurred in connection with algae biofuel development and charged to project development expenses totaled $18,191 during the nine month period ended August 31, 2010 (2009: $144,105).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
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

AUGUST 31, 2010
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

AUGUST 31, 2010
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

Expenditures incurred in connection with the steam generation project and charged to project development costs in the nine month period ended August 31, 2010 totaled $6,210,273 (2009: $863,175).

There is no longer a specific, total discount amount with a maximum ranging from $3.9 to $5 million to be paid to Aera, as was contemplated in the First Amendment. In its place, a revised pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to commencement of delivery of steam from the first commercial scale project to Aera.  Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of August 31, 2010, $7,474,434 (November 30, 2009:$1,321,786) had been received from Aera under the terms of the Amendment and $520,874 (November 30, 2009: $65,200) had been recorded as the estimated accretion thereon.

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010. Pre-operational testing and adjustments are now underway, with the operational period expected to commence in late October, 2010.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES

During the nine month period ended August 31, 2010, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $215,000 on January 29, 2010 ($80,000), February 8, 2010 ($100,000), August 26, 2010 ($25,000), and August 30, 2010 ($10,000) due and payable on November 24, 2011 ($20,000), December 22, 2011 ($10,000), January 29, 2012 ($50,000), February 8, 2012 ($100,000), August 26, 2012 ($25,000), and August 30, 2012 ($10,000) together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid or accrued a total of $12,600 in finder’s fees.

During 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 on March 2, 2009 ($129,405), March 30, 2009 ($306,000), June 25, 2009 ($50,000), September 3, 2009 ($300,000), and October 23, 2009 ($62,000) due and payable respectively on March 2, 2011, March 30, 2011, June 25, 2011, September 3, 2011, and October 23, 2011 together with interest.  All other terms of the notes are identical to those issued in the nine month period ended August 31, 2010. To date, none of the notes or accrued interest has been converted into units.  In connection with these notes, the Company paid a total of $35,873 in finder’s fees.

During 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest. All other terms of the note are identical to those issued in the nine month period ended August 31, 2010.To date, none of the note or accrued interest has been converted into units.

In accordance with the provisions of EITF Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), (codified in 470-20 of ASC 470, Debt) the Company recognized the value of the embedded beneficial conversion feature of $67,666 in connection with the 2010 notes, $250,843 in connection with the 2009 notes, and $29,412 in connection with the 2008 note.  The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion.  The embedded beneficial conversion feature was recorded as a charge to additional paid-in capital.  The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method.  In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components.  To August 31, 2010, the Company has recorded accretion of $173,618 (November 30, 2009: $53,142) and accrued interest of $158,728 (November 30, 2009: $61,004).

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE

The Company was indebted as at August 31, 2010 for short term loans totaling $1,854,506 (November 30, 2009 - $1,878,128).

-	Of that total, $654,292 (November 30, 2009: $664,292) is unsecured, non-interest bearing and with no specific terms of repayment.
-	$Nil (November 30, 2009: $20,000) is unsecured, with no specific terms of repayment but bears interest at 12% per annum,
-
$1,200,214 (November 30, 2009: $1,193,836) of the total is due to directors, officers and related parties, is also unsecured and with no specific terms of repayment, but bears interest of 10% per annum. Maturity dates have been reached and monthly compounding of interest has commenced on loans aggregating $945,214 (November 30, 2009: $938,836). These loans are considered to be due on demand. The balance of loans aggregating $255,000, have mature  on October 30, 2010, at which time compounding of interest will commence and the loans will be considered to be due on demand. To August 31, 2010, the Company has recorded accrued interest of $253,431 (November 30, 2009: $163,371).

6.	NON-CONTROLLING INTERESTS

For the nine month period ended August 31, 2010, the Company has recorded a non-controlling interest share of loss of $19,358 (nine month period ended August 31, 2009: 15,300).  Effective December 1, 2009, the Company adopted the new standards for presentation of non-controlling interests as a component of stockholders’ equity (See Note 2(p)).  The new standards also allow for the recording of previously unrecognized non-controlling interest debit balances.  In addition to the non-controlling interest share of loss recorded as noted above and non-controlling interest advances received in the period totaling $15,300, the Company recorded a non-controlling interest debit of $111,474 for previously unrecorded non-controlling interest share of losses.  These amounts were recorded as a direct charge to deficit during the period.

7.	CAPITAL STOCK

a)	Common Stock

During the nine month period ended August 31, 2010, the Company:

i)
issued 750,000 shares with a fair value of $78,750 in connection with three consulting agreements , all of which was expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

ii)
issued 300,000 shares with a fair value of $32,964 in connection with a consulting agreement, $29,026 of which was expensed the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date.

In October, 2010, the Company issued 498,130 shares with an estimated fair market value of $49,813 in settlement of a debt in the amount of $39,813 and a trade payable in the amount of $10,000, resulting in no gain or loss on settlement.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants.  The number, exercise price, term and vesting conditions of the options are determined by the board of directors.  The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares.  To August 31, 2010, 4,249,850 options (November 30, 2009: 4,249,850) were issued under this plan, leaving 5,750,150 available to be issued.  Under a previous stock option plan, the maximum available 5,000,000 options were issued by November 30, 2007. During the nine month period ended August 31, 2010, the Company recorded $132,767 (November 30, 2009: $512,640) in stock-based compensation expense for options granted in previous periods.

During the nine month period ended August 31, 2010, the Company did not grant any stock options, while 1,315,000 options expired without being exercised.

During the year ended November 30, 2009, the Company had the following stock option activity:

The Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share. In accordance with SFAS 123R, (codified in ASC 718, Compensation-Stock Compensation), the Company expenses the fair value of these options, estimated to be $171,750.  This amount will be expensed on a straight-line basis over the related option vesting period or service contract period. To August 31, 2010, the Company has expensed $171,750 (November 30, 2009: $171,040) of this fair value and $Nil remains to be recorded on the future vesting of these options.

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

As of August 31, 2010, the Company has expensed $460,000 (November 30, 2009: $387,243) of this fair value and $Nil will be recorded on the future vesting of these options.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at August 31, 2010:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE

$0.20	2,760,000	2,760,000	1.39 years
$0.20	675,000	675,000	1.44 years
$0.50	500,000	500,000	0.58 years
$0.50	300,000	300,000	0.66 years

	4,235,000	4,235,000

The Company’s stock option activity for the nine month period ended August 31, 2010 and the year ended November 30, 2009 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2008	5,390,000	0.57	0.91 years

Granted during the year	3,435,000	0.20
Expired/Forfeited during the year	(3,275,000)	0.50

Balance outstanding, November 30, 2009	5,550,000	$0.39	1.58 years

Expired/Forfeited during the period	(1,315,000)	0.80

Balance outstanding August 31, 2010	4,235,000	0.26	1.25 years

At August 31, 2010, the aggregate intrinsic value (“AIV”) under the provisions of SFAS No. 123R, (codified in ASC 718, Compensation-Stock Compensation) of all outstanding, vested stock options was $NIL.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the nine month period ended August 31, 2010 and the year ended November 30, 2009 is as follows:

			WEIGHTED
	NUMBER OF	WEIGHTED	AVERAGE
	SHARE	AVERAGE	REMAINING
	PURCHASE	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, November 30, 2008	1,635,295	$1.49	1.86 years

Expired during the year	(308,824)	1.50

Balance, November 30, 2009	1,326,471	1.49	1.13 years

Balance, August 31, 2010	1,326,471	$1.49	0.38 years

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at August 31, 2010:

	SHARE PURCHASE	WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$1.40	150,000	1.17 years
$1.50	1,176,471	0.28 years

1,326,471

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
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

During the nine month period ended August 31, 2010, the Company carried out a number of transactions with related parties in the normal course of business.  These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at August 31, 2010 that are not disclosed elsewhere in these financial statements:

-
During the nine month period ended August 31, 2010, the Company paid and/or accrued consulting fees to directors and officers and other related parties of the Company in the amount of $401,197 (2009 - $553,711).

-
During the nine month period ended August 31, 2010, the Company paid or accrued $Nil (2009 - $90,800) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-
$1,222,938 (November 30, 2009 - $1,029,973) was owing to related parties and is included in accounts payable and accrued liabilities.  These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at August 31, 2010:

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

iii)
Effective February 1, 2008, with a four year term for the provision of services of a Corporate Secretary by a consulting firm that is owned and controlled by a director of the Company.  The agreement includes base compensation of $6,500 per month, plus applicable Tax.  The agreement may be terminated by either party upon thirty days written notice.  In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation.  This replaced a previous agreement which had expired.

iv)
Effective February 1, 2008, with a four year term for the provision of services of a corporate consulting firm which is owned and controlled by a director of the Company.  The agreement includes base compensation of $2,500 per month, plus applicable Tax.  The agreement may be terminated by either party upon thirty days written notice.  In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation.  This replaced a previous agreement which had expired.

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

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

vi)
Effective January 1, 2009, with a three year term for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Tax. The agreement may be terminated upon six months notice by the Company.

b)
On January 29, 2009, the Company entered into an agreement for services, primarily for the raising of project equity and/or debt finance or credit arrangements for the provision of capital purchases, working capital, development and construction costs for the Company’s Greensteam project to be constructed near Bakersfield, California.  The agreement included a monthly fee of $8,723 (£6,000) and may be terminated on sixty days notice. The agreement also contained transaction related fees and success fees comprised of project equity percentages and warrants. By mutual agreement, the services and monthly fees were put on indefinite hold after October, 2009.

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Nine Month
	Period Ended August 31
	2010	2009
Amortization of the intrinsic value and/or beneficial conversion feature of the convertible notes	$120,476	$29,696

During the nine month period ended August 31, 2010:
▪	The Company recognized the value of the embedded beneficial conversion feature of $67,666 in respect of convertible notes totaling $215,000.
▪
In connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which had been expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

▪
The Company issued 300,000 shares with a fair value of $32,964 in connection with a consulting agreement, $29,026 of which was expensed in the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date.

During the nine month period ended August 31, 2009 the Company:
▪
entered into an agreement for consulting services which included as compensation 262,500 restricted common shares with a combined fair value of $25,951 which was expensed. 37,500 of those shares, with a fair value of $4,875 were included in Shares To Be Issued at August 31, 2009;

▪	issued 117,000 restricted common shares with a combined fair value of $7,126 in settlement of a debt totaling $7,126, resulting in no gain or loss on settlement;
▪	recognized the value of the embedded beneficial conversion feature of $168,216 in respect of convertible notes totaling $485,405; and
▪
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

AUGUST 31, 2010
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

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
August 31, 2010	$-	$-	$7,995,308
November 30, 2009	$-	$-	$1,386,986

Fair Value of Financial Instruments
The following table reflects the fair value of financial instruments:

	August 31, 2010		November 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash	$70,891	$70,891	$41,956	$41,956
Amounts receivable	7,898	7,898	6,390	6,390
Financial Liabilities:
Accounts payable and accrued liabilities	2,452,483	2,452,483	1,860,372	1,860,372
Convertible notes	939,629	939,629	684,419	684,419
Loans payable	1,854,505	1,854,505	1,878,127	1,878,127

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
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

b)	Waste Biomass – Fueled Steam Generation Projects

The Company’s efforts are now completely focused on its Greensteam project, which involves the development and marketing of its patent-pending combustion process that converts biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial process purposes or to generate combined heat and power.  One contract is in the early commercial stage in the United States as described in Note 3 b), and other project opportunities are being developed in Europe and Mexico.

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those of the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The Corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

	Three Months Ended August 31		Nine Months Ended August 31
	2010	2009	2010	2009
Operating Loss

Algae biofuel project	$-	$(573,563)	$18,191	$(431,209)
Waste biomass-fueled industrial process steam and combined heat and power generation projects	2,088,487	270,063	6,210,273	863,175
Other	944	15,654	7,136	40,289

Total reportable segments	2,089,431	(287,846)	6,235,600	472,255
Corporate and other	466,543	549,176	1,461,355	1,786,323
Total operating loss	$2,555,974	$261,330	$7,696,955	$2,258,578

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design, computer and control systems which are predominately located in the United States.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the interim consolidated financial statements were issued.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We are not aware of any events or circumstances that occurred during the period ended August 31, 2010 that are reasonably likely to cause actual results to differ materially from material forward looking information in our Corporate Presentation on our website, for a period covered in that presentation that is not yet complete.

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

Business Operations

Global Green Solutions Inc. is a development stage company and is devoting substantially all of its present efforts to establishing a new business. The Company’s efforts had been focused on two areas: biomass combustion to generate industrial process steam and heat or electrical power (“Greensteam”), and the production of algae biomass for biofuel feedstock.

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

▪
Vertigro Algae Technologies LLC (“VAT”) is the entity through which the Company and its 50% partner, Valcent USA, Inc. (“VUI”) pursued development of a joint project to use algae as a source for biofuel feedstock and other products. The Company restructured its operations in 2008 to focus on its commercial stage Global Greensteam business and was evaluating alternative strategies for conducting ongoing development of an algae initiative, including working with new strategic partners. The Company concluded that its interests are best served by focusing all of its efforts on its Greensteam business. The Company and VUI have now agreed to the wind-up and dissolution of VAT, as announced July 8, 2010.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Business Operations (Continued)

The Company’s subsidiary, Global Greensteam LLC, entered into a Program Agreement with Aera Energy LLC (“Aera”), a California oil and gas company on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009.  The Program Agreement provides for a test or demonstration unit which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, to be built in an Aera oilfield. Upon successful operation of the demonstration unit, the Program Agreement provides that up to ten commercial scale units could be built. Each of these units is expected to consume approximately 75 thousand tons of biomass per year and generate 80 MMBTU per hour.  If the demonstration unit and commercial scale units are successful Aera is expected to use the steam in its enhanced oil recovery operations, replacing an equivalent amount of natural gas fired steam generation.

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

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Business Operations (Continued)

Construction of the demonstration unit commenced in January, 2010, on Aera’s Belridge oilfield, near Bakersfield, California. Construction was completed in June, 2010. Pre-operational testing and adjustments are now underway, with the operational period expected to commence in late October, 2010.

Expenditures incurred in connection with the steam generation project and charged to project development costs in the nine month period ended August 31, 2010 totaled $6,210,273 (2009: $863,175). As of August 31, 2010, $7,474,434 had been received from Aera under the terms of the Second Amendment. Aera has agreed to increase its funding level to $8,874,000.

The 1.25 MW electrical equivalent demonstration project will provide process and air emissions data to enable optimization for performance and final air emissions permit approval for full scale units.  The commissioning and pre-testing phase is expected to be completed in October, leading to operational testing commencing in late October. The operational testing phase is to prove Greensteam’s capability to safely and reliably generate oilfield quality steam with ultra-low air emissions.

The Greensteam process is designed to be precisely controlled. Individual plant parameters are synchronously controlled to precise tolerances, which is how we expect to achieve ultra-low emissions and high energy efficiencies. Individual plant systems and subsystems are being tested first, to be followed by Aera-specified performance tests and San Joaquin Valley Air Pollution Control District-specified air emissions tests. The Aera performance tests are scheduled to be complete by late 2010.

Business Model

Greensteam’s business model is to license the technology and develop and operate projects directly or with strategic partners, enabling us to profit from a portfolio of economically and environmentally sustainable waste biomass-to-energy projects. We will provide technology, project development, and operational expertise to local project partners to support permitting, fuel supply contracting, off-take contracting, green credits, engineering, construction, and operations. The renewable steam and or electrical energy will be sold under long-term off-take agreements.

Biomass to energy market outlook

Rapid renewable energy (RE) growth in Europe and North America is driven by government targets for RE electrical and heat production by 2020. Biomass to energy is an attractive RE solution because:
•	Sustainable and economical biomass supplies can provide the base load generation to meet the RE targets.
•	Biomass to energy technology currently available is proven for small to medium and large size generation capacity for industrial and commercial combined heat and power (CHP) facilities.
•	Distributed small-medium size biomass generation facilities built local to biomass supply sources are sustainable and economical.

Results of Operations
	Three Months Ended August 31		Change
	2010	2009	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$(2,555,974)	$(261,330)	$(2,294,644)	878%
Net Income (Loss) - Non-controlling interests	$5,448	$5,100	$348	7%
Net Loss – Global Green Solutions	$(2,550,526)	$(256,230)	$(2,294,296)	895%

Revenues

We recorded a net loss of $2,550,526 for the three month period ended August 31, 2010 and have an accumulated deficit of $33,907,222 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected in the first half of 2012, when the first of our commercial scale Greensteam units is expected to be completed, allowing us to commence selling steam to Aera Energy LLC under the terms of our agreement.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Balance Sheet at August 31, 2010 compared to November 30, 2009

Items with notable period-end differences are as follows:

	August 31	November 30	Change
	2010	2009	Amount	Percentage
Cash	$70,891	$41,956	$28,935	69%
Accounts payable and accrued liabilities	$2,452,483	$1,860,372	$592,111	32%
Convertible notes, net of discount	$939,629	$684,419	$255,210	37%
Project Funding Advances	$7,995,308	$1,386,986	$6,608,322	477%
Additional Paid In Capital	$20,270,548	$20,017,711	$252,837	13%
Shares to Be Issued	$-	$82,688	$(82,688)	(74%)
Deferred Compensation	$-	$114,800	$(114,800)	(100%)
Non-controlling Interests’ Deficiency	$(111,474)	$-	$(111,474)

▪
Cash increased primarily due to funding received in August in connection with Greensteam project expenses for the period ended August 31, 2010 that was not disbursed until shortly after that date, in early September, 2010.

▪
Payables related to corporate overhead increased by approximately $240,000 due to incoming funding being less than expenses for the nine months ended August 31, 2010. Greensteam project payables increased approximately $164,000 due to escalation in the pilot project build rate (construction commenced in Jan 2010) and timing of disbursements at the end of Q3 2010. Cash was received from Aera Energy at the end of the quarter but not all of it was disbursed to project vendors until after August 31, 2010. Convertible debt interest and loan interest increases were approximately $98,000 and $90,000 respectively.

▪	The increase in Convertible Notes is due to new notes issued in the nine months ended August 31, 2010.
▪
Project funding advances received in the nine months ended August 31, 2010 from Aera Energy LLC under the terms of our agreement with Aera to build a Greensteam demonstration unit totaled $6,152,648. Accretion of $455,674 on these advances was recorded during the same period.

▪
Additional Paid In Capital increased approximately $112,000 as a result of 1,050,000 shares issued in the period ended August 31, 2010 for consulting services; increased approximately $68,000 from recording the value of the embedded conversion feature in convertible notes that were issued in the same period, and increased approximately $73,000 due to the amortization of stock based compensation.

▪	Shares To Be Issued decreased approximately $83,000 as we issued 787,500 shares recorded as issuable at November 30, 2009 in connection with consulting services.
▪
Deferred Compensation balances arise from consulting services which are prepaid with equity instruments (stock or options). Any unearned balance is amortized over the underlying term of the consulting agreement. At November 30, 2009 there were unamortized amounts whereas by August 31, 2010, all such amounts had been fully amortized.

▪
Effective December 1, 2009, the Company adopted the new standards for presentation of non-controlling interests as a component of stockholders’ equity. The Company recorded a non-controlling interest debit of $111,474 for previously unrecorded non-controlling interest share of losses.  This amount was recorded as a direct charge to deficit during the period.

Expenses – Three month period ended August 31, 2010 compared to the three month period ended August 31, 2009

Items with notable period over period differences are as follows:

	Three Months Ended August 31		Change
	2010	2009	Amount	Percentage
Consulting fees	$108,024	$289,095	$(181,071)	(63%)
Finance charges	$47,930	$16,318	$31,072	190%
Interest and bank charges	$297,711	$94,335	$203,376	216%
Office and sundry	$(22,683)	$50,324	$(73,007)	(145%)
Professional fees	$32,501	$11,934	$20,567	172%
Project development expenses	$2,089,431	$(287,846)	$2,377,277	826%
Stock based compensation	$3,600	$87,170	$(83,570)	(96%)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Expenses – Three month period ended August 31, 2010 compared to the three month period ended August 31, 2009 (Continued)

▪
Consulting fees decreased approximately $32,000 due to a consulting agreement that commenced in Q1 2009 being put on indefinite hold in late 2009; decreased approximately $72,000 due to the allocation of consulting fees to Greensteam project development in Q3 2010 but not in Q3 2009 when consulting fees for project management services were not yet fundable as part of the project; decreased approximately $51,000 due to the end of two consulting arrangements in the year ended November 30, 2009; decreased due to miscellaneous consulting of approximately $12,000 in Q3 2009 versus $Nil in Q3 2010; and amortization of deferred compensation being lower in Q3 2010 than Q3 2009 by approximately $11,000 as prepaid consulting services were fully amortized.

▪
The increase in Finance charges resulted from an increase in accretion of charges on convertible debt, the face value of which was approximately $1,162,000 at the end of Q3 2010 compared to approximately $585,000 at the end of Q3 2009.

▪
Interest on Convertible Debt increased approximately $17,000 year over year for Q3, a 94% increase which is in line with the increase of 99% in the face value of convertible debt from August 31, 2009 to August 31, 2010. Accretion on advances from Aera Energy increased approximately $194,000 as the level of those advances went from $500,117 at August 31, 2009 to $7,474,434 at August 31, 2010. These main items were offset by miscellaneous quarter over quarter reductions totaling approximately $7,000.

▪
Office and sundry decreased approximately $4,000 as a result of lower depreciation as many assets are now fully depreciated; and decreased approximately $67,000 due to a reduced accrual for rent and administrative services as the contract for those services has expired and a new arrangement is under review.

▪	Professional fees increased quarter over quarter mainly due to legal services for contract and regulatory issues.
▪
Project development costs increased due to the commencement of construction of the Greensteam pilot project in Q1 2010, which was completed in June 2010. A testing period commenced in June, which is expected to lead to operational (steam production) conditions in late October, 2010. As construction ramped up, there was a corresponding increase in funding advances from Aera Energy which totaled $2,408,582 in Q3 2010 compared to approximately $97,445 in Q3 2009. Also, Q3 2009 includes the reversal of $573,314 of costs in connection with the algae biofuel development project.

▪
Stock-based compensation was lower in Q3 2010 than Q3 2009 due to there being no options issued in the nine months ended August 31, 2010 and all options issued in previous fiscal years were fully expensed by August 31, 2010.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

o	We estimate that our funding requirement for public company administration and maintenance, fund raising and investor relations, to the end of December, 2011 will total approximately $970,000.
o
We estimate that we will require approximately $2.7 million through December 31, 2011 to complete the Greensteam demonstration project, the Greensteam process development and the engineering for the Aera full scale project.

o
We estimate that we will require approximately $1.3 million through December 31, 2011 to build a sustainable Greensteam business through marketing and business development and new project and contract development, plus related costs.

o
$8.9 million is now being contributed to the demonstration project costs by Aera Energy LLC.  $7.9 million has been received as of October 14, 2010. Aera will recover that project funding via a discount on the price of steam to be sold to Aera from the commercial scale units.

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

C. Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We are not a party to any current or pending legal proceedings as of the date of this quarterly report.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended November 30, 2009 or in the Assumptions and Risks section of our Corporate Presentation on our website.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES

On August 26, 2010 we completed a private placement of securities to a US subscriber pursuant to Rule 506 of Reg D of the Securities Act of 1933 wherein we issued a convertible note in the amount of $25,000, due and payable on August 26, 2012 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The note was issued to one person who represented that they were an accredited investor.  No compensation was paid in connection with the issuance of this note.

On August 30, 2010, we completed a private placement of securities to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933 wherein we issued a convertible note in the amount of $10,000 due and payable on August 30, 2012 together with interest at the rate of 12% per annum compounded annually.  At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit.  Each unit is comprised of one restricted share of common stock and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion.  The note was issued outside of the United States to a non-US person.  In connection with the issuance of this note, we paid compensation totaling $700.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of October, 2010.

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