Form 10-K
period 2010-11-30
GLOBAL GREEN SOLUTIONS INC.
filed 2011-03-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8616221
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 45100
4326 Dunbar Street
Vancouver, BC
Canada
(604) 408-0153	V6S 2M8
(Address of principal executive offices)	(Zip Code)

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
YES [   ]     NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as at February 28, 2011 was $3,572,797 based on the average of the bid and ask price ($0.119) reported as of May 28, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2010 there were 48,009,229 shares of common stock outstanding. An additional 20,000,000 common shares were held in escrow. Under the terms of the escrow agreement, neither the registrant nor the beneficial holder of the shares can exercise voting or dispositive power in connection with the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented throughout this report or in the determination of the weighted average number of shares outstanding in the accompanying financial statements.

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

N/A

Forward Looking Statements.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and include statements regarding the following:

  Our expectation that we will enter into an agreement with Aera Energy LLC (“Aera”) to cancel our escrow agreement;

  Our expectation regarding the benefits of the Greensteam process;

  Our belief that a successful test will result in Aera proceeding with a full scale project;

  Our expectation that the permit for our full scale plant in California will be in place by late 2011;

  Our expectation that the 30 day test will be completed in Q2 of 2011;

  Our business model;

  Our ability to raise additional finances; and

  Our future investments and allocation of capital resources.

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

  our lack of operating history;

  risks relating to our liquidity;

  risks relating to the Greensteam Aera project, including the risk that we will be unable to obtain the necessary regulatory approval and Aera will not continue with the project;

  risks related to the market for our common stock and our ability to dilute our current shareholder’s interest;

  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned projects; and

  other risks and uncertainties related to our business strategy.

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

PART I

Item 1. Business.

Background

          Global Green Solutions Inc. was incorporated June 10, 2003 in the State of Nevada, is currently a development stage company and is devoting all of its efforts to establishing a new business. That business is its Greensteam process and technology for generation of industrial process steam and combined heat and power. We have ceased our development project targeting the production of algae biomass, principally for biofuel feedstock.

          In 2008, we restructured our operations to focus on our Greensteam business. We had been evaluating alternative strategies for conducting ongoing development of our algae project, including working with new strategic partners. However, we concluded that it was in our best interest to focus all of our efforts on our Greensteam business. Vertigro Algae Technologies LLC, a Texas corporation (“VAT”); was the entity through which we and our 50% partner, Valcent USA, Inc. (“VUI”) pursued development of our algae biomass project. We agreed with VUI to the wind-up and dissolution of VAT in 2010. VAT was dissolved in Texas on December 13, 2010.

          We conduct the majority of our operations through certain subsidiaries. Global Greensteam LLC, our wholly-owned Californian subsidiary, is developing its Greensteam process and technology and first project that converts biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or for combined heat and power applications. Global Green Solutions (SA) (Proprietary) Limited (“PTY”), a South African corporation of which we own 80%, had been marketing and developing business opportunities in South and Southern Africa for Greensteam projects but is now essentially inactive. We anticipate that we should wind up PTY. Global Green Solutions Ltd, a wholly-owned United Kingdom subsidiary, has no operations or activity other than through its 80% holding in PTY. Three other subsidiaries are inactive.

Business Operations

Biomass Fueled Steam Generation Project – “Greensteam”

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

          Greensteam is developing and marketing its process to convert biomass (primarily wood and crop waste) to low-cost steam. Utilizing the Greensteam process is projected to provide steam at lower cost than if it was produced by a system fueled with natural gas. The steam can be used for industrial purposes or for combined heat and power applications. The process promises high thermal conversion efficiency and minimal air pollution, and can utilize a wide range of biomass fuels. One contract is in the early commercial stage in the United States and other project opportunities are being explored in Europe.

          The Greensteam process consists of a fuel receiving, handling, and preparation system, up to ten Greensteam advanced biomass to steam energy conversion units and a steam turbine generator (electricity generation option). The fuel receiving, handling and preparation system receives biomass fuel, removes contaminants and sizes the product for common storage. The energy contained in the biomass is converted to steam energy in the Greensteam advanced biomass energy conversion unit. If electricity is a required output, a steam turbine generator converts the steam pressure energy into electrical power, with the remaining heat energy available as industrial process steam or hot water heat. The heart of Greensteam’s uniqueness and source of intellectual property is in the advanced energy conversion unit. Patents have been applied for both for the overall process and the burner.

          Greensteam is specifically designed to utilize a wide range of “waste” biomass fuels from agricultural, forest, and municipal sources including:

  Orchard and forest waste wood residues;
  Sawmill and pulp and paper mill waste;
  Industrial and commercial wood waste;
  Urban wood waste;
  Energy crops;
  Farm animal manures; and
  Agricultural crop residues – Straw.

          On a per unit of energy basis, these “waste” fuels are considerably less expensive than natural gas and fuel oil, enabling Greensteam to effectively compete with steam and electricity generated from these fossil fuel sources. This broad range of fuel alternatives allows the Greensteam system to be utilized in more locations and to utilize a variety of fuels as supply dictates.

          Biomass fuels typically have high moisture content and conventional biomass-to-energy technologies combust the fuel “wet”. This is a disadvantage as it: (1) needlessly consumes large amounts of additional fuel, since 10% to 20% of the energy is used for evaporation of moisture, and (2) adversely effects combustion. The analogy is burning wet logs in a home fireplace. In the Greensteam process, biomass fuel is dried and size-reduced prior to combustion, resulting in a more efficient combustion and lower emissions. Biomass fuel is dried to an optimal moisture content and the drying is accomplished at low temperatures by utilizing waste heat from the exhaust gas. The Greensteam advanced biomass energy conversion unit includes a patent pending suspension combustor into which the dry pulverized biomass is blown and efficiently transformed into hot gas. The hot gas flows into the heat recovery steam generator which transfers heat from the hot gas to water, creating steam.

Greensteam’s heat recovery generator is specially designed to complement the suspension burner biomass combustion characteristics in order to ensure maximum heat transfer efficiency and process availability.

          Specially designed Greensteam combustors allow operation at very high temperatures, promoting heat transfer and complete combustion. When dry solid fuel is blown into the chamber, the oxidation of volatile constituents occurs almost instantly and char oxidation occurs within milliseconds. The high temperature promotes clean combustion and reduces emissions of carbon monoxide, particulate matter, organic compounds and other products of incomplete combustion (PIC). Better combustion results in fuel savings, lower emissions of CO, less unburned hydrocarbons, soot and fly ash. With better combustion, excess air can be reduced, improving efficiency since it saves energy which would otherwise be lost to flue gas. The combustion chamber is also designed to operate under near stoichiometric conditions. The process of mixing dry solid fuel, air and recirculated flue gas results in an oxygen deficient, fuel-rich combustion zone which greatly reduces NOx emissions.

          Our business model for Greensteam is to license the proprietary technology to project partners who will build, own and operate plants in various geographic locations. We will provide engineering specifications for the project design and equipment, sourcing of core equipment components, engineering support in the application of the technology, and consulting support for obtaining the required permits, fuel supply, and energy sales agreements needed to ensure success of the project.

          Greensteam project partners will typically be project operating companies which own and operate one or more energy producing facilities, and include local project developers who typically own and operate a single project, energy service companies who operate multiple facilities for industrial and electrical utility energy production, industrial companies and electric utilities themselves, and large owner operator companies who own and operate multiple facilities across a wide geography.

          Steam and electricity produced by a Greensteam project is expected to be purchased under long term contracts (typically 10-20 years) by industrial companies, electric utilities or municipalities. When industrial companies purchase the energy, the projects will be located at their site. For a municipality or electric utility, the project will be located local to the biomass source or collection point.

          We believe that the ideal or “sweet spot” for the Greensteam process is:

1.	small to medium applications (200 MMBTU/hr -1000 MMBTU/hr or approximately 10-50 MWe equivalent);
2.	applications where process steam or combined heat and power are required;
3.	areas with high energy costs, stringent regulatory compliance requirements and policy incentives favoring renewable energy;
4.	locations with access to sustainable sources of waste or residual biomass available from forest, municipal or agricultural sources; and
5.	10 plus year purchase contract for the energy produced with reliable purchasers.

          This market segment capitalizes on Greensteam’s projected capital expenditure advantage vs. developing gasification and its expected emissions advantage vs. traditional combustion. Moreover, projects in this size range are both economically viable and supportable with sustainable biomass supplies. Capital, O&M labor and G&A costs don’t scale down well below 10 MW electrical equivalent and sustainable biomass, especially waste or residual, is usually economic only up to 30-100 miles from its source, which creates a practical maximum size.

          We have been in discussions with a variety of potential project partners in sweet spot applications and geographies, including:

  Eco Park and Industrial Complex Cogeneration in Scotland and the U.K;
  Steam for Oil Sands in Alberta;
  Paper Mill Bark Boiler Retrofits – Canada & U.S.;
  Cogeneration for Food Processing in California Central Valley;
  Repowering Coal Fired Utilities in Ontario; and
  Distillers in Mexico

          We have targeted Europe and North America for initial project development activities and are currently focusing on the Western Americas and the UK, both areas being in the geographic sweet spot for public policy and availability of reliable energy purchasers.

          Energy and power metrics can be confusing, and particularly so as the U.S., Canada, and European countries use different units. Million British thermal units (MMBtu), a U.S energy unit is commonly used to quantify heat, and megawatts (MW), an international power unit is most commonly associated with quantifying electricity. Megawatts can either be heat or electricity.

          A single Greensteam advanced biomass energy conversion unit will consume nominally 100 MMBtu/Hr of biomass energy and is classified as a 100 MMBtu unit. It will produce nominally 80 MMBtu/Hr of steam energy. The annual output of one Greensteam unit is nominally 600,000 MMBtu. That is enough energy to service 8,000 average homes’ heating needs. If one Greensteam unit output is converted to electricity, it is the nominal equivalent of a 5 MW power plant, enough to service 10,000 average homes.

          Traditional biomass combustion processes (stoker and fluidized bed boilers) have been in operation for decades, and are distinguished by high availability and relatively moderate capital costs. These boilers are reliable enough to meet industrial and electrical utility “baseload” requirements, but are increasingly under pressure to meet stringent air emissions requirements and existing plants suffer from lower thermal efficiencies, meaning they require more fuel to produce the same amount of energy. Gasification is an emerging technology which has successfully addressed the emissions issues associated with traditional combustion, and is quite effective for small applications, particularly in non-industrial settings (like the central utility plant on a university campus). Current gasifiers are less reliable than traditional combustion and are significantly more expensive to build at larger scales.

          The Greensteam process was developed to overcome emissions issues associated with traditional combustion while still retaining traditional combustion’s high availability and moderate capital cost attributes. Greensteam is projected to achieve ultra-low emissions without adding “end of pipe” clean up equipment which is expensive to operate and maintain and adds chemicals like ammonia which end up in the atmosphere. Traditional combustion processes are the norm for converting biomass into steam and/or electrical power. These processes produce NOx in their exhaust gas streams, and the current best practice is to equip them with “end of pipe” clean up, where the exhaust gas is cleaned to remove a fraction of the NOx. This adds considerable capital and operating cost to the project, certainly on the order of millions of dollars per year, and resulting NOx emissions are still three times greater than what we are projecting for Greensteam.

          We believe that the Greensteam process may be unique in its ability to meet new United States Environmental Protection Agency (EPA) proposed rules dealing with air emissions from biomass plants. The new rules, released in April, 2010 and currently scheduled for adoption in 2012, are known as National Emission Standard for Hazardous Air Pollutants (NESHAP) for Industrial, Commercial, and Institutional Boilers. These new rules significantly reduce allowable emissions from biomass facilities and have the potential to impact several hundred boilers at facilities across North America. These stringent emission limits are sixteen times lower for carbon monoxide and five times lower for particulate matter than the recently proposed European Regulations for similarly sized boilers. The new rules are expected to force many owners of solid-fuel-fired boilers to significantly upgrade their existing pollution control equipment or consider switching to natural gas or Greensteam. We believe Greensteam is the only system that can currently meet the new standards using biomass fuel.

          Although perhaps surprising, energy conversion in the tightly controlled Greensteam process is significantly more environmentally friendly than landfilling or even composting, as these processes give rise to significant emissions of ammonia, volatile organic compounds (VOC) and carbon, in forms such as methane and hydrocarbons. These reduced forms of carbon emissions have higher greenhouse-gas (GHG) potency, usually referred to as Global Warming Potential (GWP). Methane for example causes the same amount of damage as 21 tonnes of carbon dioxide. Although the emissions from landfills are delayed, the GHG potency of the emissions over the long term is much greater than even uncontrolled combustion.

Greensteam’s Agreement with Aera Energy LLC

          We entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009. The Program Agreement provides for construction of a quarter scale test or demonstration unit (the “Test Unit”) which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, and to be located in an oilfield owned by Aera. Upon successful operation of the demonstration unit, the Program Agreement provides that up to ten commercial scale units could be built. Each of these units is expected to consume approximately 75 thousand tons of biomass per year and generate 80 MMBTU per hour. If the demonstration unit and commercial scale units are successful Aera is expected to use the steam in its enhanced oil recovery operations, replacing an equivalent amount of natural gas fueled steam generation.

          Under the terms of the First Amendment, up to $3 million of the cost of the demonstration unit was to be contributed by Aera. That amount was to be repaid through a discount on the price of steam to be sold to Aera from the commercial scale units in the Full Scale Period. The Full Scale Period is defined in the Program Agreement as a period of five years and for the Test Unit a period of two (2) years, commencing on the first steam production commencement date that occurs at such project's site. Depending on the completion date of the first commercial scale project, the amount of the discount ranged from $3.9 million to $5 million.

          Effective November 24, 2009, Greensteam and Aera executed the Second Amendment to the Program Agreement which replaced and superseded the First Amendment in its entirety.

          Under the terms of the Second Amendment:

•	Aera would continue to contribute up to $3 million of the cost of the demonstration unit.

•

An additional $5 million of payments was included in Aera’s 2010 R&D budget. If Aera’s Board of Directors approved the request, Aera would make payments to us for the demonstration unit up to a total of $8 million. If Aera’s Board of Directors did not approve the request, then the Program Agreement and any site-specific agreements were to be deemed terminated. Aera’s Board of Directors subsequently approved the request.

•	Payments from Aera were to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the Test Unit.

•

In return, if the Test Unit meets the pre-agreed specific test requirements in the Second Amendment (the “Specific Test Requirements”) and there is a Full Scale Period, we will be obligated to provide Aera with discount-priced steam.

•

If there is no Full Scale Period in which we can provide Aera with discount-priced Steam, we will grant Aera a perpetual, exclusive license to use Greensteam’s technology at any property owned or leased by Aera, and access to our intellectual property (collectively the “Exclusive License Grant”), subject to a royalty of 0.004 times the Incremental Energy Charge, as defined in the Program Agreement, if Aera proceeds with the Full Scale period on its own.

•

There are no longer any early termination fees as had been included in the First Amendment. Those have been replaced in the Second Amendment by the obligation for us to grant Aera an Exclusive License Grant in the following circumstances:

a)	If the Test Unit fails to meet the pre-agreed Specific Test Requirements and either party gives notice as provided;

b)

If the Test Unit meets the pre-agreed Specific Test Requirements, both parties give notice that the pre- agreed Specific Test Requirements are met or that the test results are acceptable, Aera’s Board of Directors approves amending the Full Scale Period definition by replacing the language “five (5) years” with “ten (10) years”, and we are subsequently unable to (1) obtain the Full Scale Permit after diligent effort or (2) obtain financing for the first project after diligent effort;

c)

If the Test Unit meets the pre-agreed Specific Test Requirements, both parties give notice that the pre- agreed Specific Test Requirements are met or that the test results are acceptable, we subsequently obtain the Full Scale Permit, we obtain financing for the first project, and we fail to implement the Full Scale Period Project(s), as defined in the Program Agreement.

          Expenditures incurred in connection with the steam generation project and charged to project development costs in the year ended November 30, 2010 totaled $6,907,112 (2009: $1,631,835).

          There is no longer a specific, total discount amount with a maximum ranging from $3.9 to $5 million to be paid to Aera, as was contemplated in the First Amendment. In its place, a revised pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Program Agreement. As of November 30, 2010, $8,307,217 (2009: $1,321,786) had been received from Aera under the terms of the Program Agreement, as amended.

          In accordance with the terms of the First Amendment agreement with Aera, we issued twenty million restricted common shares, registered in Aera’s name as beneficial owner, to be held in escrow. The shares, or some portion of the shares, were to only be released to Aera if Global Greensteam LLC failed to pay an Early Termination Fee (“ETF”) on a timely basis, should it have been required, and Aera then exercised its option to take possession of the shares. The First Amendment agreement and the escrow agreement provide for the eventual return to us of all of the shares placed in escrow in the event that no ETF is required. Under the terms of the escrow agreement, neither we nor Aera have voting or dispositive powers for the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented or in the determination of the weighted average number of shares outstanding. As the First Amendment to the Program Agreement has been replaced and superseded in its entirety by the Second Amendment to the Program Agreement and that Second Amendment includes no requirement for any of our shares to be held in escrow, we expect to reach agreement with Aera to cancel the escrow agreement, remove the 20 million shares from escrow and have them cancelled.

Construction of the Test Unit commenced in January, 2010 at Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010 at a cost of approximately $9 million. Testing and system refinements have continued since then, in preparation for meeting the Specific Test Requirements. In December, 2010, the demonstration plant achieved full steam generation capacity of approximately 5.8 MW (thermal), operating exclusively on residual woody agricultural biomass fuel. The steam was supplied to Aera for its enhanced oil recovery operations. The next key milestone is completion of a 30 day test as specified in the Program Agreement. The test is designed to confirm the ability of Greensteam to reliably and safely produce steam meeting Aera specifications from locally derived biomass specifically by demonstrating:

  Long-term operability by operating the test unit for a minimum of 540 hours out of any continuous 720 hour period,
  NOx reduction, particulate reduction, other emissions reduction, and waste management by complying with the experimental permit,
  An acceptable steam product by generating 750 barrels of steam per day at specified quality and pressure.

          A successful test should trigger Aera’s agreement to proceed with the full scale project. We expect the completion of this 30 day test in Q2 of 2011.

Business Development, Sales and Marketing

          We utilize a global network of contacts to identify business opportunities, leading to engagement with interested parties and potential customers. The strategic and geographical focus of the business is in the United States starting in California, and Europe, starting in the UK. Business development, sales and marketing is managed from our offices in San Diego and Scotland. Our website also provides a broad range of information about us to potential customers.

Competitive Business Conditions

          With our Greensteam process technology, we participate in the rapidly growing “Green Energy” market. Market growth is driven by international, national, and local regulatory policy as well as business and consumer preference. Management anticipates this market growth phase will last for at least 10 years.

          We are engaged in Greensteam project developments around a patent pending process developed by us which produces renewable energy from waste biomass as either steam or electricity. Other companies are pursuing similar applications, some with significant name recognition and much larger access to capital resources. Although management believes our process is unique, there are other proven technologies for converting waste biomass into energy, such as fluidized bed combustion, and other emerging technologies such as gasification. We believe that our ability to compete will be based on our Greensteam process having emissions and performance advantages in converting waste biomass fuel to energy in small to medium industrial applications.

Raw materials and principal suppliers

          Our Greensteam technology also uses generic raw materials available from a variety of suppliers. The design and engineering work is overseen by a core team that is highly experienced in the generation and application of steam in industrial operations. Engineering consulting firms engaged by our team in Bakersfield include firms such as Processes Unlimited International, and Innovative Engineering Services, Inc., which provide us with the level of expertise necessary for a project in this sector. The pilot or demonstration project was fabricated and constructed using experienced, Bakersfield-area industrial contractors.

          The Greensteam technology is fueled by waste biomass. The first project in Bakersfield is designed to utilize primarily wood and crop waste, which is available in large amounts from wide-spread agricultural operations in Kern County. Prior to recent, increasingly stringent air quality regulations, much of this waste was disposed of by open burning. That is no longer permitted and our Greensteam project provides an acceptable method of utilizing these waste products.

Customer Base

          Our initial business model for Greensteam was to build, own and operate plants producing steam and/or electricity sold under long term contract to industrial or electric utility customers. As described above, we have secured a contract with Aera Energy LLC in California, conditionally to replace a large amount of natural gas fired steam with waste biomass fired steam for use in Aera’s enhanced oil recovery operations. The demonstration unit is the initial component of this project and is our first steam plant. The project will use local agricultural waste as fuel, eliminating a local environmental issue. We are engaged in discussions with other large industrial customers in California and the UK. Those new projects will be based on a consulting services, technology licensing and support model, recognizing the inherent challenges faced by a small company in raising the financing required for capital projects of this scale. Financing and ownership of those projects would reside with project developers or energy services companies, which could also include the purchaser of the steam and/or electricity that the projects generate. In all cases, our Greensteam steam generators will be located on land supplied by the customer(s). We will be seeking similar project partners for the Aera Energy project.

          We have not generated any revenues from our operations to date. First revenues are expected to be from the Greensteam project with Aera, starting in early 2012 from engineering services provided on the first commercial scale unit. We will be dependent initially on a few projects to grow our business. While our objective will be to broaden that project base as soon as is practicable, we need to balance expansion against ensuring the success of initial Greensteam projects.

Patents, Licenses and Trademarks

          We hold the technology rights to manufacture the Onix cyclonic burners and dryers to be utilized in Greensteam projects. We have applied for a provisional patent and a non-provisional patent for the Greensteam process. We have filed a trademark application for “Greensteam”.

Government approval of principal products or services and government regulations

          Greensteam’s principal products are technology licensing and services. No specific government approval is required for these products. Greensteam project development partners will need to secure construction and operational permits approval from local government authorities with an emphasis on air quality. We have been granted an experimental permit by the San Joaquin Valley Air Pollution Control District for our Greensteam demonstration plant in Kern County, California. That permit allows us to experiment with multiple fuels and prove our emissions levels. We have applied to permit our full scale commercial units planned for that location in 2012. The full permit process will take a minimum of 9 months and we expect that to be completed by late 2011.

          We are not aware of any existing or probable government regulations that would negatively impact on our operations assuming we are successful at demonstrating our projected air emissions performance. Our Greensteam Aera project should effectively address a key Central Valley agricultural waste disposal issue. The fuel for the project will be primarily waste agricultural biomass located in proximity to the project. Effective in 2007, the San Joaquin Valley Air Pollution Control District passed a rule (Rule 4103, as amended most recently on May 17, 2007) prohibiting the open burning of tree crop biomass. Tree crop farmers are now required to either plow the biomass back into the fields or to dispose of it in another environmentally responsible manner such as to a local biomass-to-energy facility. Plowing material into the fields is inconsistent with the migration to more water efficient drip irrigation, and Greensteam surveys conclude there is insufficient market for the additional biomass. According to local companies specializing in agricultural chipping, Rule 4103 has already created a surplus of waste biomass in the Valley.

          Based on our test results, the extremely low Greensteam Nitrogen Oxides emissions are expected to set a new standard for best available control technology for biomass combustion. This will enable projects to be located in non-attainment or near metropolitan areas of California or elsewhere in the U.S. In recognition of this, an experimental permit has been issued by the San Joaquin Valley APCD. Greensteam projects substitute waste biomass for fossil fuels, and hence reduce greenhouse gas emissions. The Aera project should be one of the first and largest greenhouse gas emission reduction projects under AB-32, (California’s greenhouse gas emissions reduction legislation) reducing greenhouse gas by more than 300,000 tonnes CO2 equivalent per year.

Cost of compliance with environmental laws

          Our Greensteam project operations are located near McKittrick, California. To the best of our knowledge, we are in compliance with all environmental laws. Our costs specific to complying with environmental laws relate to emissions testing of our Greensteam steam generators. To date, we have spent approximately $200,000 on emissions testing and monitoring and have obtained an experimental emissions permit which allows us to operate and test our Greensteam demonstration project. The results of that testing will be used to support claims made in our application to construct and operate the full scale commercial project at Aera’s Belridge oilfield. Expenditures in connection with planning, design and consulting for the full scale permit totaled approximately $120,000 in the year ended November 30, 2010 and $91,000 in the year ended November 30, 2009.

Development and Commercialization

          The development of the Greensteam waste biomass combustion to steam and power generation process is based at our demonstration project location, near McKittrick, California. We are conducting design and engineering of the project through our subsidiary corporation, Global Greensteam LLC, with most of that work being incorporated into the design and testing of the 5.8 MW (thermal) demonstration unit, which has successfully delivered steam to Aera Energy LLC, a major California oil and gas production company. Testing and system refinements are being continued with that unit in preparation for meeting the Specific Test Requirements. The next key milestone is completion of a 30 day test, designed to confirm the ability of Greensteam to reliably and safely produce steam meeting Aera specifications from locally derived biomass. A successful test should trigger Aera’s agreement to proceed with the full scale project. Cumulative project development costs, the majority of which was for design, engineering, and construction work, were approximately $10,930,000 to the end of November, 2010, with $6,907,000 being incurred in 2010, $1,632,000 in 2009, $1,673,000 in 2008 and $718,000 in 2007.

Employees - Human Resources

          We intend to continue to expand our human resources to support our business and technology development, sales and marketing objectives, operations and after sales support services. With the exception of an IT Specialist and a Control Systems Manager for our Greensteam project in California, none of our personnel are currently employees and all work done to date has been accomplished through independent contractors and consultants.

          We expect to add up to 10 employees during 2012 in California for the Aera project. We expect that the complete project will create 20 direct full-time, skilled labor / supervisory positions and 5 business and technical management positions. We expect it to create 25 positions in biomass supply. We expect California will become our headquarters and center of excellence for biomass renewable energy, employing 10-20 highly compensated engineers and technicians to design and provide operational support to similar projects. Our intention is that all Greensteam project operations will be remotely monitored from California.

Item 1A. Risk Factors.

          The following risk factors could have a material adverse effect on our business, financial condition and results of operations.

1.	We lack an extensive operating history on which to base an evaluation of our performance.

Our business is difficult to evaluate because we have a limited operating history. We were incorporated in June 2003, but its current initiative in biomass combustion commenced in 2006. In considering whether to invest in our common stock, you should consider that we have earned no revenues to date and there is only limited historical financial and operating information available on which to base your evaluation of our performance.

2.	Liquidity risk.

We have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations. We are in the development stage and have a history of operating losses since inception totaling $34,680,536 to November 30, 2010. There can be no assurances we will be profitable in the future. We expect losses to continue and do not expect positive cash flow from operations until 2012. There is no assurance that actual cash requirements will not exceed our forecasts, which are as follows:

•

We estimate that our funding requirement for public company administration and maintenance, fund raising, investor relations, and general management costs through December 31, 2011 will total approximately $0.5 million.

•

Costs related to the Aera project, including the project management team, demonstration plant testing, permits, full scale engineering work, patent work, an Engineering, Procurement and Construction contract, and funding are estimated to total approximately $2.2 million to December 31, 2011.

•

We have budgeted a further $0.4 million through to December 2011 for the purpose of building a sustainable Greensteam business, i.e. one that is expanded beyond a single project. These costs include marketing collateral, project development not related to the Aera project, certain legal costs, and investor communications.

We have been dependent on sales of our equity securities and on debt financing to meet our cash requirements. As of November 30, 2010, our current liabilities exceeded our current assets by approximately $5.3 million. While we will require additional funding, we may not be able to obtain financing on favorable terms and a decline in the price of our common stock could affect our ability raise an adequate level of working capital.

3.	Risks related to the Greensteam Aera Energy project

We are highly dependent upon the success of our current Greensteam project which is the key component of our business strategy. There is no certainty that this project will be operationally successful or profitable. If the project fails, the loss of its projected revenue stream would have a major, material adverse effect on our operations. It would be difficult to pursue other Greensteam opportunities.

Greensteam’s first project with Aera Energy LLC assumes successful operational test results from the demonstration project (expected in Q3 2011) and Aera’s decision to proceed with the full scale project. There is no guarantee that these events will occur as projected or at all. The project also assumes receiving approval from the San Joaquin Valley Air Pollution Control District by Q4 2011 to construct the full scale project. There is no guarantee that such approval will be granted in that timeframe or at all. Receiving project financing depends on equity and debt financiers being convinced that the project has economic merit and certainty, particularly in the areas of capital cost, fuel supply availability and cost, and non-fuel related operating expense. There is no guarantee they will be convinced of the merits of the project. The project capital cost estimate of $75 to $80 million assumes staff estimates in early 2010 with Greensteam acting as the contractor. This estimate could change based on updated pricing and design changes from the demonstration testing, or on the implementation model. Natural gas price may be higher or lower during the project duration and there is no guarantee of carbon credit value.

The construction and operation of the demonstration unit and subsequent full scale commercial units involves many risks, including:

	•	weather interferences, catastrophic events including fires, explosions, and earthquakes;
	•	interruptions of material or component supply;
	•	permitting and other regulatory issues, license revocation and changes in legal requirements, including the acquisition of the emissions permit for our full scale units in the Greensteam Aera project;
	•	labor disputes and work stoppages;
	•	unforeseen engineering and environmental problems;
	•	unanticipated cost overruns;
	•	performance below expected levels of output or efficiency; and
	•	inaccuracy of our assumptions with respect to the timing and amount of anticipated revenues

4.	Concentration of suppliers and customers.

We may have to rely on a single or limited number of suppliers to provide bio-waste fuel and other services required to operate the Greensteam project with Aera. We intend to arrange long-term agreements for fuel supply and to have more than one supplier if possible in order to mitigate the risk of supply interruption.

The first Greensteam project is based on a single customer purchasing all of the facility’s output. The financial performance of the project depends on the customer and suppliers continuing to perform their obligations under their long-term agreements. Our financial results could be materially and adversely affected if the customer or a key supplier fails to fulfill its contractual obligations and we are unable to find other customers or suppliers to replace them. We cannot assure you that such performance failures by third parties will not occur or that if they do occur, such failures will not adversely affect our cash flow or profitability.

5.	There are additional risks related to pursuing projects outside of the United States.

We have entered into discussions concerning Greensteam projects in Europe. The financing, development and operation of projects outside the United States can entail political and financial risks, which vary by country, including changes in:

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

Our common stock trades on the OTCQB operated by the OTC Markets Group under the symbol GGRN. As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline. As a result, your ability to resell your securities in open market transactions may be limited. There is no certainty or guarantee that we will be successful in marketing our company and developing our Greensteam projects so that the stock attracts a broader following or that a broader following values our company enough to result in higher share prices.

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

As of February 28, 2011, we had 48,009,299 shares of common stock issued and outstanding, and warrants and options convertible into a further 4,385,000 shares of common stock. In addition, as of the same date, convertible debt totaling $1,387,905, excluding any accrued interest, was potentially convertible into an additional 27,758,100 shares. With accrued interest, this figure would be higher. The sale of the shares and the shares underlying the warrants, options, and convertible debt may adversely affect the market price of our common stock.

9.	Future issuances of shares may adversely impact the value of our stock.

We may attempt to raise additional capital through the sale of common stock and convertible debt. Future issuances of common stock or convertible debt may dilute or potentially dilute your position in us.

10.	Our audit committee is not independent.

The audit committee is an important element in the overall corporate governance system. It is engaged primarily in an oversight function and is responsible for our financial reporting processes and the quality of its financial reporting. Key issues that it should consider include risk identification and response; pressure to manage earnings; internal controls and company growth. The audit committee must be satisfied that earnings reports reflect our underlying financial performance and not simply the desires of management. Therefore, to be most effective, audit committee members should be independent from our company. Our audit committee is comprised of our board of directors, who are not independent.

11.	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms.

We have not yet secured the funding to 1) finish the Greensteam process development, including testing or 2) to implement other elements of the Greensteam business plan, and 3) have not yet secured financing for construction of the Aera Energy LLC Greensteam project in California. There is no guarantee when or if that funding or financing will occur, and therefore the risk is that the Greensteam business will develop more slowly than projected or not at all.

12.	Risks related to market projections for biomass-derived renewable energy demand.

Our market projections for Europe and North America are based on government and industry trade association estimates and assume a level of macro-economic activity in those regions, and a level of public and government policy support for biomass renewable energy. The Canadian market forecast is from our staff and is not substantiated by similar government and industry data. There is no guarantee that the macro-economic activity and public and governmental support for biomass renewable energy will occur as forecast, or that the internally generated forecast for Canada will be accurate, and therefore the risk is that the market opportunity for Greensteam will not materialize as projected, and the business will develop more slowly or will not develop at all.

13.	Risks related to biomass fuel availability.

Greensteam projects are planned to consume waste or residual biomass as fuel. Other competing uses for this fuel such as liquid biofuels may create market shortages or higher than anticipated prices, which could result in less profitable Greensteam plant operations or in worst case, would cause Greensteam projects not to proceed.

14.	Risks related to the successful performance of our process technology.

Greensteam technology performance assumes: 1) ultra-low air emissions extrapolated from small scale testing and Greensteam technical staff fossil fuel experience, 2) thermal conversion efficiency based on thermodynamic calculations and Greensteam technical staff fossil fuel experience, and 3) capital cost and plant availability estimates consistent with current biomass combustion technologies. Greensteam is currently in the testing phase of its demonstration plant, and there is no guarantee that the technology will meet planned emissions, efficiency, plant availability, and capital cost performance targets. If Greensteam technology does not perform as anticipated, projects could be less profitable or there could be fewer, or in the worst case, no projects. Our projections of having EPA Best Available Control Technology, and Highest Efficiency For Biomass Combustions might not be achieved. Similarly, our projection of 85% availability for process operation might not be met.

15.	Risks related to technology patents.

Our expectations for the business are based on the efficacy of the Greensteam patents and the royalty agreement with Joe Mitchell. There is no guarantee that the U.S. or international patent offices will grant a patent or patents for Greensteam, and we have not yet concluded a final royalty agreement with Mr. Mitchell. The possible impact is that Greensteam may not be able to charge as much for license, royalty and services, other competitors could copy our approach without consequence, or other patents or owners may claim precedence.

16.	Risks related to the cost of capital construction of Greensteam projects.

There is no guarantee that capital project construction costs, particularly for key materials like cement and steel, will support the affordable construction of new Greensteam projects in Europe and North America. Therefore there could be fewer or less profitable projects, resulting in lower Greensteam revenue and profits than we have projected.

17.	Risks related to earnings growth.

Greensteam earnings growth assumes we will be able to engage local project partners who will lead project development and financing with our support. Greensteam margin rates are assumed to be derived from the value of the Greensteam technology and expertise, and its superiority to competition. There is no guarantee that project partners will contract with Greensteam to license the Greensteam technology and contract for ongoing support at Greensteam-

assumed commercial terms. There is also no guarantee that the Greensteam technology is and will remain superior to competitive technologies to sustain new projects growth and pricing of Greensteam license, royalty and services.

18.	Risks related to greenhouse gas emissions rules.

A portion of Greensteam project revenues is planned to come from monetizing the value of greenhouse gas (“GHG”) reductions from a biogenic process (meaning fossil fuel GHG offset by Greensteam projects are treated as reductions). If GHG rules in California and other locations do not materialize, the value of Greensteam projects would be diminished. If GHG rules do materialize and biomass projects are redefined to not be classified as biogenic (resulting in their GHG emissions being treated the same as those from fossil fuels), there would be fewer or no such projects.

19.	Risks related to personnel retention.

Our business plans are based on ongoing business and technical leadership of the Greensteam president and the Greensteam operations manager, especially in the short term. There is no guarantee that those individuals will remain engaged in Greensteam.

Item 1B. Unresolved Staff Comments

          Not Applicable.

Item 2. Properties.

          We do not own any property. Office locations are leased, rented or provided under the terms of agreements for the services of certain officers of our company.

          Our Greensteam steam generators will be located on land supplied by the customer(s) who will be purchasing the steam or electricity. Our quarter scale demonstration unit is located on a five acre section of Aera Energy’s Belridge oilfield, in McKittrick, near Bakersfield, California. The land is being supplied by Aera at no cost under the terms of our agreement. The full scale commercial units contemplated under the terms of our agreement with Aera will also be located on the Belridge oilfield, also with no charge for the use of the property. The specific location for the commercial scale units within the oilfield is still to be finalized.

          The following table summarizes certain information relating to the locations of the properties used by us:

		Approximate		Nature of
	Location	Site Size	Site Use	Interest

1.	Vancouver, BC, Canada	250 sq. ft.	Office space	(1)

2.	Falkirk, Scotland	250 sq. ft.	Office space	(2)

3.	San Diego, California	250 sq. ft.	Office space	(3)

4.	McKittrick, California	1,440 sq. ft.	Office space	(4)

5.	Port Elizabeth, South Africa	250 sq. ft.	Office space	(5)

1)	The office space is provided by our Chief Financial Officer at no charge.
2)	The office space is provided under the terms of an agreement for services of our Chief Executive Officer.
3)	The office space is provided under the terms of an agreement for services of our Chief Operating Officer.
4)	The Greensteam project office is located at the pilot project site on Aera’s Belridge oilfield and is comprised of a leased mobile office facility.
5)

The office space is provided under the terms of an agreement for services of the Managing Director of our South African subsidiary. As previously noted, we intend to wind up this subsidiary; therefore, the office will no longer be required.

We anticipate that these offices will be suitable for our operations for the foreseeable future.

Item 3. Legal Proceedings.

There is no material pending legal proceedings to which our company is a party or of which any of our property is the subject, and no such proceedings are known by us to be contemplated.

There is no material proceeding to which any director, officer, or affiliate of our company, or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to our company or has a material interest adverse to our company.

Item 4. (Removed and Reserved).

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Our shares are traded on the OTCQB operated by the OTC Markets Group under the symbol GGRN. A summary of trading by quarter for the 2010 and 2009 fiscal years is as follows:

		High Bid	Low Bid
2010
	Fourth Quarter 09-01-10 to 11-30-10	$ 0.15	$ 0.08
	Third Quarter 06-01-10 to 08-31-10	$ 0.12	$ 0.07
	Second Quarter 3-01-10 to 05-31-10	$ 0.14	$ 0.09
	First Quarter 12-01-09 to 02-28-10	$ 0.16	$ 0.10
2009
	Fourth Quarter 09-01-09 to 11-30-09	$ 0.17	$ 0.10
	Third Quarter 06-01-09 to 08-31-09	$ 0.15	$ 0.06
	Second Quarter 3-01-09 to 05-31-09	$ 0.09	$ 0.05
	First Quarter 12-01-08 to 02-28-09	$ 0.13	$ 0.04

          These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of November 30, 2010, we had 90 holders of record and 240 active certificates of our common stock.

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

Recent Sales of Unregistered Securities

          Other than the following items, information required to be reported for all sales of unregistered securities by us during the year ended November 30, 2010 has previously been reported in our Quarterly Reports on Form 10-Q or our previous Annual Report on Form 10-K during the year and is therefore not repeated here.

          On November 10, 2010 we completed a private placement of securities to a US subscriber pursuant to Rule 506 of Regulation D of the Securities Act of 1933 wherein we issued a convertible note in the amount of $25,000, due and payable on November 1, 2012 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The note was issued to one person who represented that they were an accredited investor. No compensation was paid in connection with the issuance of this note.

          On December 21, 2010 we completed a private placement of securities to a US subscriber pursuant to Rule 506 of Regulation D of the Securities Act of 1933 wherein we issued a convertible note in the amount of $10,000, due and payable on December 21, 2012 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The note was issued to one person who represented that they were an accredited investor. No compensation was paid in connection with the issuance of this note.

          On February 14, 2011 we completed a private placement of securities to five US subscribers pursuant to Rule 506 of Regulation D of the Securities Act of 1933 wherein we issued five convertible notes in the aggregate amount of $140,500, due and payable on February 14, 2013 together with interest at the rate of 12% per annum compounded annually. At the election of the holders, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The notes were issued to five persons, each of whom represented that they were an accredited investor. No compensation was paid in connection with the issuance of these notes.

          On February 15, 2011 we completed a private placement of securities to an offshore subscriber pursuant to Regulation S of the Securities Act of 1933 wherein we issued a convertible note in the amount of $50,000 due and payable on February 14, 2013 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The note was issued outside of the United States to subscriber who represented that they were not a US person, as defined in Regulation S. No compensation was paid in connection with the issuance of this note.

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

          The second plan was filed with the SEC on January 26, 2007 in a registration statement on Form S-8 (SEC file no. 333-140233) and registered 10,000,000 shares of common stock for sale thereunder. As of February 28, 2011 4,549,850 options have been granted and 5,450,150 options to acquire shares of common stock remain available for future issuance under this plan.

          Both plans provided for the issuance of options to employees, directors, officers and/or others persons providing certain services to our Company. A total of 412,350 options have been exercised; 4,690,000 options have expired, unexercised; and 212,500 options were cancelled under the terms of two specific option grants.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	None	$0.00	None
Equity compensation plans not approved by securities holders:	4,235,000	$0.20	5,450,150

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

Results of Operations

          The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended November 30, 2010 which are included with this Report.

	Year Ended November 30		Increase/(Decrease)
	2010	2009	Amount	Percentage
Revenue	$0	$0	$0	N/A
Expenses	8,368,259	3,431,514	4,936,745	144%
Other (Income) Expense	0	(1,044)	1,044	100%
Net (Income) Loss - Non-controlling Interests	(24,764)	(11,647)	(13,117)	113%
Net Loss	$8,343,495	$3,418,823	$4,924,672	144%

Revenues
We recorded a net loss of $8,343,495 for the twelve months ended November 30, 2010 and have an accumulated deficit of $34,680,536 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected to be from the Greensteam project with Aera, starting in early 2012 from engineering services provided on the first commercial scale unit.

Expenses
Our expenses for the years ended November 30, 2010 and 2009 are outlined below:

	Year Ended November 30		Increase/(Decrease)
	2010	2009	Amount	Percentage
Consulting fees	$563,467	$950,964	$(387,497)	(41%	)
Finance charges	173,587	52,457	121,130	231%
Interest and bank charges	334,010	259,441	74,569	29%
Office and sundry	89,281	287,971	(198,690)	(69%	)
Professional fees	142,131	124,464	17,667	14%
Project development expenses	6,933,016	1,243,577	5,689,439	458%
Stock based compensation	132,767	512,640	(379,873)	(74%	)
Total Operating Expenses	$8,368,259	$3,431,514	$4,936,745	144%

          Consulting fees expenses decreased year over year as a result of a number of consulting arrangements being concluded in 2009, and the amortization of deferred compensation decreasing as the unamortized balance from older consulting agreements expired

          The increase in finance charges result from the accretion of charges in connection with convertible notes, which increased year over year.

          Interest and bank charges increased as a result of the higher accrual of interest in 2010 on project funding advances. Those funding advances increased from $1.4 million at November 30, 2009 to $8.4 million at November 30, 2010.

          Office and sundry expenses decreased in 2010 compared to 2009 mainly as a result of eliminating rent and administrative service fees from a company controlled by a director.

          Professional fees increased from the prior year mainly due to external accounting and audit costs for our UK subsidiary.

          Project development costs increased due to construction of the Greensteam demonstration project, which commenced in January, 2010, and the subsequent, ongoing development and refinement of that facility in preparation for testing in accordance with our agreement with Aera Energy LLC.

          Stock-based compensation includes the amortization of the fair value of vested options granted in the period, plus the amortization of the fair value of shares and options granted in prior periods. The difference between the expense in 2010 and 2009 is a result of certain options that were granted prior to 2010 being fully amortized and no new options being issued in 2010.

Liquidity and Capital Resources
Our financial condition for the years ended November 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year Ended November 30		Increase/(Decrease)
	2010	2009	Amount	Percentage
Current Assets	$183,138	$74,421	$108,717	146%
Current Liabilities	5,479,055	4,422,918	1,056,137	24%
Working Capital (Deficiency)	$(5,295,917)	$(4,348,497)	$(947,420)	22%

The decrease in our working capital from November 30, 2009 to November 30, 2010 was primarily due to increases in convertible notes combined with an increase in payables and accrued liabilities. The payables and accrued liabilities increase was mainly due to accrued loan interest and accrued fees payable to officers and directors.

Cash Flows
	Year Ended November 30		Increase/(Decrease)
	2010	2009	Amount	Percentage
Cash Flows (Used In) Provided By:
Operating Activities	$(7,114,396)	$(2,472,564)	$(4,641,832)	188%

Investing Activities	(3,884)	(3,120)	(764)	24%

Financing Activities	7,216,833	2,436,264	4,780,569	196%

Net increase (decrease) in cash	$98,553	$(39,420)	$137,973	350%

Cash Used In Operating Activities
          The largest component of the increase in cash used for operating activities was for project development costs related to the Greensteam demonstration facility. See the analysis above of expenses.

Cash Provided By (Used In) Investing Activities
          Cash was used to acquire office equipment for the Greensteam project office.

Cash from Financing Activities
          Cash from financing activities was mainly comprised of net proceeds from the issuance of convertible debt in the approximate amount of $207,000 and funding advances of approximately $6,985,000 received from Aera Energy LLC under the terms of our agreement to fund construction of the Greensteam demonstration facility.

          Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

          We estimate that we require $3.1 million during the next year as follows:

o

We estimate that our funding requirement for public company administration and maintenance, fund raising, investor relations, and general management costs through December 31, 2011 will total approximately $0.5 million.

o

Costs related to the Aera project, including the project management team, demonstration plant testing, permits, full scale engineering work, patent work, an Engineering, Procurement and Construction contract, and funding are estimated to total approximately $2.2 million to December 31, 2011.

o

We have budgeted a further $0.4 million through to December 2011 for the purpose of building a sustainable Greensteam business, i.e. one that is expanded beyond a single project. These costs include marketing collateral, project development not related to the Aera project, certain legal costs, and investor communications.

          We are still a development stage company and have not generated any revenues from our operations to date. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources and we will have a serious liquidity issue until major funding is obtained, sufficient to cover ongoing project development costs and corporate operating expenses. First revenues are expected to be from the Greensteam project with Aera, starting in early 2012, from engineering services provided on the first commercial scale unit. We will be dependent initially on a few projects to grow our business. While our objective will be to broaden that project base as soon as is practicable, we need to balance expansion against ensuring the success of initial Greensteam projects. We are pursuing funding initiatives through a variety of sources.

Effect of Current Economic Conditions

          Any decrease in the price of fossil fuels is a potential negative factor in regard to how investors may view our Greensteam projects. With Greensteam, our expectation is that by 2012, when the first project earns revenue from selling steam, the price of fossil fuels will make the economics of the project favorable. The overall tightness of capital is a problem with respect to the ability of Greensteam project partners to secure major project funding, as Greensteam projects are capital intensive. We will initially concentrate on projects where either GHG or emissions compliance is a business-threatening issue and the owner has little choice in managing that threat.

Industry Trends

          There is strong global interest in converting waste biomass to energy. In industrial applications, this is driven by the business need to reduce air pollutants and greenhouse gas emissions and as a cost reduction or hedge to natural gas prices. In utility applications, it is driven by Renewable Portfolio Standards (RPS) regulations mandating that a percentage of electricity is supplied from renewable sources. In the U.S. RPS regulations are currently at the state level, air pollutant regulations are at both the state and federal levels, and GHG regulations are at the state level and led by California and some of the Northeast states.

Off Balance Sheet Arrangements

          We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

          In preparing its consolidated financial statements in accordance with U.S. generally accepted accounting principles our management is required to use their judgment in making estimates and assumptions that affect the amounts reported in its financial statements and related notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Many of our critical accounting policies are those subject to significant judgments and uncertainties which could potentially result in materially different results under different conditions and assumptions. We believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements:

Financial Instruments and Concentration of Risk
          We account for common stock purchase warrants at fair value in accordance with ASC 815, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that we make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

Stock-Based Compensation
          On December 1, 2005, we adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. We use the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions codified in ASC 718. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of provisions codified in ASC 718. The results for periods prior to December 1, 2005 were not restated.

          We account for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 718 and ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

          In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the impact of ASU 2010-06, but do not expect its adoption to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are a smaller reporting company as defined by Rule 12b-2 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Global Green Solutions Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Green Solutions Inc. (a development stage company) as of November 30, 2010 and 2009, and the related consolidated statements of operations and cash flows for each of the two years in the period ended November 30, 2010, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2010, and the consolidated statements of equity (deficiency) for the cumulative period from June 10, 2003 (date of inception) to November 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2010, and for the cumulative period from June 10, 2003 (date of inception) to November 30, 2010, in conformity with United States generally accepted accounting principles.

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

Vancouver, Canada	“Morgan & Company”
March 14, 2011	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	NOVEMBER 30
	2010	2009

ASSETS

Current
Cash	$140,509	$41,956
Amounts receivable	12,837	6,390
Prepaid expenses	29,792	26,075
	183,138	74,421
Equipment	4,419	5,006

	$187,557	$79,427

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,604,886	$1,860,372
Convertible notes	1,010,164	684,419
Loans payable	1,864,005	1,878,127
	5,479,055	4,422,918
Project Funding Advances	8,446,766	1,386,986
	13,925,821	5,809,904
Commitments And Contractual Obligations (Note 10)
Subsequent Events (Note 15)

EQUITY (DEFICIENCY)

Capital Stock
Authorized: 100,000,000 common shares, par value $0.00001 per share Issued and outstanding: 48,009,229 (2009 - 46,461,099) common shares	480	465

Additional Paid-In Capital	20,435,348	20,017,711
Shares To Be Issued	-	82,688
Share Purchase Warrants	620,500	620,500
Deferred Compensation	-	(114,800)
Deficit Accumulated During The Development Stage	(34,680,536)	(26,337,041)
Deficiency Attributable to Global Green Solutions Inc.	(13,624,208)	(5,730,477)
Deficiency Attributable to Non-controlling Interests	(114,056)	-
	(13,738,264)	(5,730,477)
	$187,557	$79,427

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2010	2009	2010

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	563,467	950,964	4,366,016
Finance charges	173,587	52,457	2,246,313
Interest and bank charges	334,010	259,441	742,548
Office and sundry	89,281	287,971	1,631,428
Professional fees	142,131	124,464	978,155
Project development expenses	6,933,016	1,243,577	14,247,021
Stock-based compensation	132,767	512,640	7,660,100
	8,368,259	3,431,514	31,871,581

Operating Loss Before Other Income (Expense)	(8,368,259)	(3,431,514)	(31,871,581)

Other Income (Expense)
Impairment of advances for pilot project	-	-	(2,837,160)
Impairment of intangible assets	-	-	(357,100)
Interest income	-	1,044	60,049

Net Loss	(8,368,259)	(3,430,470)	(35,005,792)

Net Loss Attributable to Non-controlling Interests	24,764	11,647	325,256

Net Loss Attributable to Global Green Solutions Inc.	$(8,343,495)	$(3,418,823)	$(34,680,536)

Basic And Diluted Loss Per Common Share	$(0.18)	$(0.08)

Weighted Average Number Of Common Shares Outstanding	47,411,877	45,189,161

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10
	YEARS ENDED		2003 TO
	NOVEMBER 30		NOVEMBER 30
	2010	2009	2010

Cash Flows (Used In) Provided By:
Operating Activities
Net loss	$(8,368,259)	$(3,430,470)	$(35,005,792)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,471	20,069	65,661
Non-cash finance charges	173,587	52,457	2,246,313
Stock-based compensation	132,767	512,640	7,660,100
Non-cash consulting services	84,526	206,527	1,028,083
Non-cash license fee	-	-	165,000
Non-cash settlement	-	(12,122)	7,178
Non-cash project development expense recovery	-	(575,314)	(575,314)
Accrued interest	327,031	247,024	692,056
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to non-cash operating assets and liabilities:
Amounts receivable	(6,447)	69,387	(131,837)
Prepaid expenses	(3,717)	(17,667)	(29,792)
Accounts payable and accrued liabilities	541,645	454,905	2,272,930
	(7,114,396)	(2,472,564)	(18,411,154)
Investing Activities
Acquisition of equipment and intangible assets	(3,884)	(3,120)	(70,180)
Pilot project facilities and equipment	-	-	(2,718,160)
	(3,884)	(3,120)	(2,788,340)
Financing Activities
Issuance of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	207,400	811,532	2,543,932
Advances from non-controlling interests	18,124	11,647	122,116
Loan advances - net	5,878	291,299	2,459,150
Project funding advances	6,985,431	1,321,786	8,307,217
	7,216,833	2,436,264	21,340,003

Increase (Decrease) In Cash	98,553	(39,420)	140,509
Cash, Beginning Of Period	41,956	81,376	-

Cash, End Of Period	$140,509	$41,956	$140,509

Supplemental Information
Cash activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing And Financing Activities (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

ACTIVITY FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2010:
(Stated in U.S. Dollars)

				SHARES TO				DEFICIT
	NUMBER			BE ISSUED				ACCUMULATED		NON-
	OF		ADDITIONAL	AND	SHARE			DURING THE	STOCKHOLDERS’	CONTROLLING
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE		DEFERRED	DEVELOPMENT	EQUITY	INTERESTS
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS		COMPENSATION	STAGE	(DEFICIENCY)	(DEFICIENCY)	TOTAL

Issuance of Common Stock:
For cash at between $0.00001 and $1 per share	32,662,847	$326	$4,328,444	$-	$1,403,100		$-	$-	$5,731,870	$-	$5,731,870
As finder’s fees for convertible debt	450,000	5	323,995	-	-		-	-	324,000	-	324,000
Stock options exercised between $0.00001 and $0.50 per share	3,287,500	33	49,999	-	-		-	-	50,032	-	50,032
Exercise of warrants	25,000	-	18,750	-	-		-	-	18,750	-	18,750
For consulting services	748,000	7	699,673	-	-		(579,680)	-	120,000	-	120,000
On debt conversion, net of deferred finance costs	2,661,090	27	1,266,835	-	-		-	-	1,266,862	-	1,266,862
On cashless warrant exercise	264,371	2	200,998	-	(201,000)		-	-	-	-	-
Intrinsic value of beneficial conversion feature	-	-	925,500	-	-		-	-	925,500	-	925,500
Fair value of warrants issued	-	-	-	-	1,003,500		-	-	1,003,500	-	1,003,500
On acquisition of Greensteam Development Inc.	150,000	2	160,498	-	-		-	-	160,500	-	160,500
Reallocation on exercise of warrants	-	-	6,950	-	(6,950	) )	-	-	-	-	-
Amortization of Deferred Compensation	-	-	-	-	-		402,380	-	402,380	-	402,380
Stock-based Compensation	-	-	6,566,938	-	142,500		(432,100)	-	6,277,338	-	6,277,338
Net Loss, 2003 to 2007	-	-	-	-	-		-	(16,914,459)	(16,914,459)	-	(16,914,459)

Balance, Activity from Inception to November 30, 2007	40,248,808	$402	$14,548,580	$-	$2,341,150		$(609,400)	$(16,914,459)	$(633,727)	$-	$(633,727)

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2010
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED		NON-
	OF		ADDITIONAL	AND	SHARE		DURING THE	STOCKHOLDERS’	CONTROLLING
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT	EQUITY	INTERESTS
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	(DEFICIENCY)	(DEFICIENCY)	TOTAL

Balance, Activity from inception to November 30, 2007	40,248,808	$402	$14,548,580	$-	$2,341,150	$(609,400)	$(16,914,459)	$(633,727)	$-	$(633,727)

Shares issued for cash:
Placement for cash	2,352,941	24	1,521,976	-	478,000	-	-	2,000,000	-	2,000,000
On exercise of options	1,374,850	14	26,622	-	-	-	-	26,636	-	26,636
On exercise of warrants	200,000	2	99,998	-	-	-	-	100,000	-	100,000
Shares issued for non-cash:
For consulting services	625,000	6	239,994	-	-	(232,500)	-	7,500	-	7,500
Shares issuable for license fee	-	-	-	165,000	-	-	-	165,000	-	165,000
Intrinsic value of beneficial conversion feature	-	-	29,412	-	-	-	-	29,412	-	29,412
Options granted on debt settlement	-	-	19,300	-	-	-	-	19,300	-	19,300

Shares to be issued – unpaid consulting	-	-	-	55,600	-	(55,600)	-	-	-	-
Reallocation on exercise of warrants	-	-	114,000	-	(114,000)	-	-	-	-	-
Reallocation on expiry of warrants	-	-	1,968,850	-	(1,968,850)	-	-	-	-	-
Stock-based compensation	-	-	504,155	-	-	233,200	-	737,355	-	737,355
Amortization of deferred compensation	-	-	-	-	-	207,150	-	207,150	-	207,150
Net loss for the year	-	-	-	-	-	-	(6,003,759)	(6,003,759)	-	(6,003,759)

Balance, November 30, 2008	44,801,599	$448	$19,072,887	$220,600	$736,300	$(457,150)	$(22,918,218)	$(3,345,133)	$-	$(3,345,133)

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2010
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED		NON-
	OF		ADDITIONAL	AND	SHARE		DURING THE	STOCKHOLDERS’	CONTROLLING
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT	EQUITY	INTERESTS
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	(DEFICIENCY)	(DEFICIENCY)	TOTAL

Balance, November 30, 2008	44,801,599	$448	$19,072,887	$220,600	$736,300	$(457,150)	$(22,918,218)	$(3,345,133)	$-	$(3,345,133)

Shares issued for non-cash:
For consulting services:
February 11, 2009	37,500	-	3,750	-	-	(3,750)	-	-	-	-
March 23, 2009	37,500	-	3,375	-	-	(3,375)	-	-	-	-
April 2, 2009	37,500	-	2,700	-	-	(2,700)	-	-	-	-
May 4, 2009	37,500	1	2,437	-	-	(2,438)	-	-	-	-
June 5, 2009	37,500	1	3,187	-	-	(3,188)	-	-	-	-
July 6, 2009	37,500	-	5,625	-	-	(5,625)	-	-	-	-
November 30, 2009	112,500	2	15,111	-	-	(15,113)	-	-	-	-
For licence fee – March 3, 2009	300,000	3	164,997	(165,000)	-	-	-	-	-	-
For debt settlement – May 29, 2009	117,000	1	7,125	-	-	-	-	7,126	-	7,126
July 2, 2009	(125,000)	(1)	(117,056)	-	-	123,750	-	6,693	-	6,693
Returned-unearned October 28, 2009	230,000	2	29,898	-	-	(8,650)	-	21,250	-	21,250
For settlement of legal claim – November 30, 2009	800,000	8	83,992	(55,600)	-	-	-	28,400	-	28,400
Issuance of convertible debt:
Intrinsic value of beneficial conversion feature	-	-	250,843	-	-	-	-	250,843	-	250,843
Shares to be issued – unpaid consulting	-	-	-	82,688	-	(82,688)	-	-	-	-
Shares to be issued – reallocation on expiry of warrants	-	-	115,800	-	(115,800)	-	-	-	-	-
Stock-based compensation	-	-	373,040	-	-	139,600	-	512,640	-	512,640
Amortization of deferred compensation	-	-	-	-	-	206,527	-	206,527	-	206,527
Net loss for the year	-	-	-	-	-	-	(3,418,823)	(3,418,823)		(3,418,823)

Balance, November 30, 2009	46,461,099	$465	$20,017,711	$82,688	$620,500	$(114,800)	$(26,337,041)	$(5,730,477)	$-	$(5,730,477)

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY) (Continued)

PERIOD FROM INCEPTION, JUNE 10, 2003, TO NOVEMBER 30, 2010
(Stated in U.S. Dollars)

				SHARES TO			DEFICIT
	NUMBER			BE ISSUED			ACCUMULATED		NON-
	OF		ADDITIONAL	AND	SHARE		DURING THE	STOCKHOLDERS’	CONTROLLING
	COMMON	PAR	PAID-IN	SUBSCRIPTIONS	PURCHASE	DEFERRED	DEVELOPMENT	EQUITY	INTERESTS
	SHARES	VALUE	CAPITAL	RECEIVED	WARRANTS	COMPENSATION	STAGE	(DEFICIENCY)	(DEFICIENCY)	TOTAL

Balance, November 30, 2009	46,461,099	$465	$20,017,711	$82,688	$620,500	$(114,800)	$(26,337,041)	$(5,730,477)	$-	$(5,730,477)

Adoption of new GAAP for Non-Controlling Interests	-	-	107,416	-	-	-	-	107,416	(107,416)	-
Contributions from Non- Controlling Interests	-	-	-	-	-	-	-	-	18,124	18,124
Shares to be issued – unpaid consulting	-	-	-	24,526	-	(24,526)	-	-	-	-
Shares issued for non-cash:
For consulting services	1,050,000	10	111,704	(107,214)	-	(4,500)	-	-	-	-
For debt settlements:
September 28, 2010	498,130	5	49,808	-	-	-	-	49,813	-	49,813
Issuance of convertible debt:
Intrinsic value of beneficial conversion feature	-	-	75,242	-	-	-	-	75,242	-	75,242
Stock-based compensation	-	-	73,467	-	-	59,300	-	132,767	-	132,767
Amortization of deferred compensation	-	-	-	-	-	84,526	-	84,526	-	84,526

Net loss for the year	-	-	-	-	-	-	(8,343,495)	(8,343,495)	(24,764)	(8,368,259)

Balance November 30, 2010	48,009,229	$480	$20,435,348	$-	$620,500	$-	$(34,680,536)	$(13,624,208)	$(114,056)	$(13,738,264)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (the “Company”) was incorporated on June 10, 2003 in the State of Nevada (“the Company”) is a development stage company and is devoting all of its efforts to establishing a new business. That business had primarily been focused on two areas: waste biomass combustion to generate industrial process steam and combined heat and power (“Greensteam”), and the production of algae biomass, principally for biofuel feedstock. In 2008, the Company restructured its operations to focus on its commercial stage Greensteam business.

The Company conducts the majority of its operations through its subsidiary, Global Greensteam LLC, a California corporation owned 100%. That subsidiary is developing its Greensteam process technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or for combined heat and power applications.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a cumulative net loss since inception (before Non- controlling Interests) of approximately $34.7 million for the period from June 10, 2003 (inception) to November 30, 2010, has a stockholders’ deficiency of approximately $13.6 million, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its Greensteam biomass combustion projects. The Company plans to continue as a going concern by actively developing and marketing its Greensteam technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and/or the issuance of debt securities. It may also raise additional capital by selling interests in its project. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the “FASB” Accounting Standards Codification (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 is effective for the Company as of the year ended November 30, 2009. The Codification did not change or alter existing GAAP. It did not have a substantive impact on the Company’s financial statements. The only impact is that references to authoritative accounting literature are in accordance with the Codification.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All inter-company balances and transactions have been eliminated in consolidation and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests.

The Company conducts a portion of its operations through certain subsidiaries, being:

− Global Greensteam LLC, a California corporation owned 100%;
− Global Green Solutions Ltd., a United Kingdom corporation owned 100%, which owns an 80% interest in Global Green Solutions (SA) (Proprietary) Limited (“PTY”), a South African corporation;

Three other subsidiaries are inactive.

The portion of the income and net assets applicable to the non-controlling interest in the majority-owned operations of the Company’s South African subsidiary is reflected as non-controlling interest.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	a)	Principles of Consolidation (Continued)

FASB Interpretation Number ("FIN") 46R, Consolidation of Variable Interest Entities

(ASC 810, Consolidation) addresses the consolidation of certain business entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities are required to be consolidated by their primary beneficiaries. The Company has determined that it does not have variable interests in other entities that qualify for consolidation.

	b)	Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The significant areas requiring management's estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions, and useful lives of long-lived assets.

	c)	Development Stage Company

The Company is a development stage company as defined in FASB ASC 915, Development Stage Entities. Among the disclosures required by FASB ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, equity (deficit) and cash flows disclose activity since the date of the Company's inception.

	d)	Equipment and Depreciation

Equipment is recorded at cost less accumulated depreciation. Depreciation is computed and recorded when equipment is put into use, using the straight line method over the estimated useful life of the equipment of twenty-four months.

Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company assesses equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Intangible Assets

The Company has adopted the provision codified in ASC 350, Intangibles – Goodwill and Other which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. The Company had no intangible assets as at November 30, 2010 and 2009.

	f)	Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, the carrying value of equipment and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

	h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings (loss) per share on the face of the income statement. The latter amount is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved. The diluted loss per share calculation gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	i)	Development Costs

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At November 30, 2010 and 2009, the Company had no deferred product development costs.

	j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted the accounting standards codified in ASC 740, Income Taxes as of its inception. Pursuant to those standards, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not that it will utilize the net operating losses carried forward in future years.

ASC 740-10-25 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. An entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company does not have any unrecognized tax benefits as of November 30, 2010 that, if recognized, would affect the Company's effective income tax rate.

The Company's policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or have any accrual for interest and penalties relating to income taxes as of November 30, 2010 or 2009.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	k)	Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is not readily determinable, the fair value of the common shares is used to measure and record the transaction. The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

		i)	the counterparty’s performance is complete;
		ii)	a commitment for performance by the counterparty to earn the common shares is reached; or
		iii)	the common shares are issued if they are fully vested and non-forfeitable at that date.

	l)	Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified-prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for periods prior to December 1, 2005 were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with ASC 505, Equity. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the counterparty.

	m)	Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	n)	Funding Advances

The Company records funding advances on receipt and accretion thereon over the estimated term to the commencement of settlement of those advances. Accretion is recorded using the effective interest method such that the balance of advances and accretion as of the estimated settlement date is equal to the estimated fair value of the future settlement amount and is included in Interest and bank charges.

	o)	Non-controlling Interests

Effective December 1, 2009, the Company adopted new accounting and reporting standards for the non-controlling interest in a subsidiary. The adoption of the new guidance required a change in what was formerly minority interest to non-controlling interest and the placement of non-controlling interest within the equity (deficiency) section rather than the liabilities section of the consolidated balance sheet.

	p)	Recently Adopted Accounting Policies

The Company has adopted the provisions of ASC 810, Consolidation. The revised guidance establishes new accounting, reporting and disclosure standards for the non- controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, ASC 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company's equity. It also requires that the net income to be reported include the amounts attributable to both the parent and the non-controlling interest. The revised guidance has been applied prospectively as of the beginning of fiscal year 2010, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on the Company's financial statements.

In February 2010, FASB issued Accounting Standards Update ("ASU") 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February, 2010 and it did not have a material impact on the Company's financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	q)	Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010- 06, but does not expect its adoption to have a material impact on the Company's financial position or results of operations.

3.	PROJECT DEVELOPMENT

	a)	Algae Biofuel Project

On October 2, 2006, and as amended June 25, 2007 the Company entered into an agreement with Pagic LP, Valcent Products Inc. ("Valcent"), and West Peak Ventures of Canada Limited. Under the terms of the agreement, Valcent and the Company agreed to jointly participate in the development of a patent pending, biomass system to produce biofuel feedstock while sequestering CO2, by growing certain algae. The amended agreement was to be the basis for a definitive contract between the Company and Valcent for the new venture.

In May, 2008, the Company and Valcent formalized an agreement to continue the development of the project through Vertigro Algae Technologies, LLC (the "LLC") of which the Company and Valcent USA, Inc. (a subsidiary of Valcent) ("VUI") each owned 50 percent.

In connection with a license technology agreement entered into by the LLC, the Company agreed to issue 300,000 restricted common shares with a combined fair value of $165,000 as its share of a one-time license fee.

Based on a cost sharing arrangement, the Company had recorded a payable of $575,314 to Valcent to May 31, 2009. However, in consideration of the difference in contributions to date, uncertainty that cash flow would result from the project and the fact that the project assets were transferred to Valcent, the companies agreed in August 2009 that no amounts were payable from the Company to Valcent or VUI in connection with project development costs. As a result, during the year ended November 30, 2009, $575,314 of project development expense was reversed. Valcent and the Company further agreed that until a strategy for conducting ongoing development was finalized, no further cost sharing was required.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	a)	Algae Biofuel Project (Continued)

Final costs incurred in connection with algae biofuel development and charged to project development expenses during the year ended November 30, 2010 totaled $18,190 (2009: $142,354).

The Company and VUI agreed to the wind-up and dissolution of the project, as announced July 8, 2010. The LLC was formally terminated on December 13, 2010.

	b)	Biomass-Fueled Steam Generation Project

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

The consideration to be paid by the Company to third parties in connection with the acquisition agreement is the issuance of 4.6 million shares, as follows:

− 150,000 shares of restricted common stock upon execution of the definitive agreement (issued in the year ended November 30, 2007);

−

3,985,000 shares to be issued on achievement of various milestone events, including execution of a steam contract through to commissioning of the 15th generating unit or the second anniversary of a steam supply contract.

−

600,000 shares of the Company to be issued to the initial 38% interest holder as contingent consideration will be issued, based on achievement of various milestone events, including delivery of commercial steam generation from up to 10 units and after successful experimental testing and operational permitting and accepted by the customer purchasing the steam as the steam production commencement date.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	b)	Biomass-Fueled Steam Generation Project (Continued)

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company, on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009. The Program Agreement provides for a demonstration unit which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, to be built at a location of the oil and gas company. The Program Agreement also provides that up to ten commercial scale units could be built, depending on the results of the demonstration unit.

The Second Amendment to the Program Agreement replaced and superseded the First Amendment in its entirety.

Under the terms of the Second Amendment:

		•	Aera would contribute up to $3 million of the cost of the demonstration unit as per the First Amendment to the Program Agreement.

		•	An additional $5 million for the demonstration unit up to a total of $8 million approved by the Aera Board of Directors.

		•	Payments from Aera were to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the demonstration unit.

		•	In return, if the demonstration unit meets the pre-agreed specific test requirements and there is a full scale period, Greensteam will be obligated to provide Aera with discount-priced steam.

•

If there is no full scale period in which Greensteam can provide Aera with discount-priced Steam, Greensteam will grant Aera a perpetual, exclusive license to use Greensteam’s technology at any property owned or leased by Aera, and access to Greensteam’s intellectual property (collectively the “Exclusive License Grant”), subject to a royalty of 0.004 times the Incremental Energy Charge as defined in the Agreement, should Aera proceed with the full scale period on its own.

		•	Greensteam has an obligation to grant Aera an Exclusive License Grant in the following circumstances:

			a)	If the demonstration unit fails to meet the pre-agreed specific test requirements and either party gives notice as provided;

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

	b)	Biomass-Fueled Steam Generation Project (Continued)

b)

If the demonstration unit meets the pre-agreed specific test requirements, both parties give notice that the pre-agreed specific test requirements are met or that the test results are acceptable, Aera's Board approves amending the full scale period definition by replacing the language "five years" with "ten years", and Greensteam is subsequently unable to (1) obtain the full scale permit after diligent effort or (2) obtain financing for the first project after diligent effort;

c)

If the demonstration unit meets the pre-agreed specific test requirements, both parties give notice that the pre-agreed specific test requirements are met or that the test results are acceptable, Greensteam subsequently obtains the full scale permit, Greensteam obtains financing for the first project, and Greensteam fails to implement the full scale period project(s).

Expenditures incurred in connection with the steam generation project and charged to project development costs in the year ended November 30, 2010 totalled $6,907,112 (2009 - $1,631,835). Total project development expenditures to November 30, 2010 aggregate $10,930,000.

The pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to commencement of delivery of steam from the first commercial scale project to Aera. Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of November 30, 2010, $8,307,217 (2009 - $1,321,786) had been received from Aera under the terms of the Program Agreement and $139,549 (2009 - $65,200) had been recorded as the estimated accretion thereon.

Construction of the demonstration unit commenced in January, 2010 at Aera's Belridge oilfield, near Bakersfield, California and was completed in June, 2010 at a cost of approximately $9 million. Testing and system refinements have continued since then, in preparation for meeting the specified test requirements in the Second Amendment. In December, 2010, the demonstration plant achieved full steam generation capacity of approximately 5.8 MW (thermal), operating exclusively on residual woody agricultural biomass fuel. The steam was supplied to Aera for its enhanced oil recovery operations. The next key milestone is completion of a 30 day test as specified in the Program Agreement. The test is designed to confirm the ability of Greensteam to reliably and safely produce steam meeting Aera specifications from locally derived biomass. A successful test should trigger Aera's agreement to proceed with the full scale project. We expect the completion of this 30 day test in Q2 of 2011.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

4.	EQUIPMENT

		2010
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer and office equipment	$70,163	$(65,744)	$4,419

		2009
		ACCUMULATED	NET BOOK
	COST	DEPRECIATION	VALUE

Computer and office equipment	$66,269	$(61,263)	$5,006

5.	CONVERTIBLE NOTES

During the year ended November, 2010, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $240,000 which are due and payable between November 24, 2011 and November 1, 2012, together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $12,600 in finder’s fees.

During 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 which are due and payable between March 2, 2011 and October 23, 2011, together with interest. All other terms of the note are identical to those issued in 2010. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $35,873 in finder’s fees.

During 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest. All other terms of the note are identical to those issued in 2009 and 2010. The holder of the note agreed to extend the term of the note for one year, to October 31, 2011. To date, none of the note or accrued interest has been converted into units.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

5.	CONVERTIBLE NOTES (Continued)

In accordance with the provisions of ASC 470-20, Debt, the Company recognized the value of the embedded beneficial conversion feature of $29,412 in connection with the 2008 note, $250,843 in connection with the 2009 notes, and $75,242 in connection with the 2010 notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion. The embedded beneficial conversion feature was recorded as a credit to additional paid-in capital. The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method. In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components. To November 30, 2010, the Company has recorded accretion of $226,729 (November 30, 2009 - $53,142) and accrued interest of $193,669 (November 30, 2009 - $61,004).

6.	LOANS PAYABLE

The Company was indebted at November 30, 2010 for short term loans totalling $1,864,006 (November 30, 2009 - $1,878,127).

− Of that total, $654,292 (2009 - $684,292) is unsecured, non-interest bearing, and with no specific terms of repayment.
−

$377,414 (2009 - $376,036) of the total is due to companies controlled by individual directors, is also unsecured and with no specific terms of repayment, but bears interest of 10% per annum. The Company reached agreements with certain lenders in February, 2011 to settle $163,459 of this loan principal, plus accrued interest totalling $61,063, and other fees and expenses owing totalling $480,784 in exchange for 3,455,033 shares of common stock.

− $832,300 is unsecured and with no specific terms of repayment but bears interest at 10% per annum ($822,800) or 12% ($9,500). $9,500 was exchanged for convertible debt in February, 2011.
− To November 30, 2010, the Company has recorded accrued interest of $283,385 (2009 - $163,371) which is included in Accounts Payable.

7.	NON-CONTROLLING INTERESTS

For the year ended November 30, 2010, the Company has recorded a non-controlling interest share of loss of $24,764 (2009 - $11,647). The non-controlling interest is the 20% of the Company’s South African subsidiary that is not owned by the Company.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

8.	CAPITAL STOCK

	a)	Common Stock

During the year ended November 30, 2010 the Company:

i)

issued 750,000 shares with a fair value of $78,750 in connection with three consulting agreements , all of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date.

ii)

issued 300,000 shares with a fair value of $32,964 in connection with a consulting agreement, $29,026 of which was expensed the in the year ended November 30, 2010 and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at those dates.

		iii)	issued 498,130 shares with a fair market value of $49,813 in settlement of a debt in the amount of $39,813 and a trade payable in the amount of $10,000, resulting in no gain or loss on settlement.

During the year ended November 30, 2009 the Company:

i)

issued 337,500 shares with a fair value of $36,189 in connection with a consulting agreement, all of which was expensed in the period. In addition, a further 37,500 common shares with a fair value of $3,938 were issuable as of November 30, 2009 and are included in Shares To Be Issued. Those shares were issued in January, 2010.

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

v)

issued 163,333 shares with a fair value of $21,250 in settlement of trade payables, resulting in no gain or loss on settlement, and 66,667 shares with a fair value of $8,650 due as compensation under the terms of a consulting agreement.

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

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants. The number, exercise price, term and vesting conditions of the options are determined by the board of directors. The maximum number of shares of the Company available for grants of stock options under the current plan is 10,000,000 common shares. To November 30, 2010, 4,549,850 options (2009 - 4,549,850) had been issued under this plan, leaving 5,450,150 available to be issued.

During the year ended November 30, 2010, the Company did not grant any stock options.

During the year ended November 30, 2010, the Company recorded $132,767 (2009 - $512,640) in stock-based compensation expense for options granted in prior years. Of that amount, $710 related to options issued in 2009, $72,757 was in connection with options issued in 2008, and $59,300 was expense related to the final vesting of options issued in 2007.

During the year ended November 30, 2009, the Company granted a total of 3,435,000 stock options at an exercise price of $0.20 per share.

The fair value of the common stock options granted during the year ended November 30, 2009 was measured at the grant date using the Black-Scholes option pricing model. The dividend yield assumption is based on historic dividend payments. The Company relied on observations of historical stock prices at the date of the grant to calculate the estimate of volatility. The risk-free interest rates used were U.S. treasury zero-coupon securities with maturity terms that approximated the expected term of the options as of the date of the grant. The expected term of the options represents the period of time the options are expected to be outstanding. The following weighted average assumptions were used: expected dividend yield of 0%; risk free interest rate of 1.18%; expected volatility of 117% and average expected option term of 3.0 years.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at November 30, 2010:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE

$ 0.20	2,760,000	2,760,000	1.14 years
$ 0.20	675,000	675,000	1.19 years
$ 0.50	300,000	300,000	0.41 years
$ 0.50	500,000	500,000	0.33 years

	4,235,000	4,235,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	b)	Stock Options (Continued)

The Company’s stock option activity for the years ended November 30, 2010 and 2009 was as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2008	5,390,000	$ 0.57	0.91 years

Granted during the year	3,435,000	0.20

Expired during the year	(3,275,000)	0.50

Balance outstanding, November 30, 2009	5,550,000	0.39	1.58 years

Expired during the year	(1,315,000)	0.80

Balance outstanding, November 30, 2010	4,235,000	$ 0.26	1.00 year

As at November 30, 2010, the aggregate intrinsic value (“AIV”), under the provisions of SFAS No. 123R, of all outstanding, vested stock options was $NIL and the AIV of options exercised during the year ended November 30, 2010 was $NIL.

c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the years ended November 30, 2010 and 2009 was as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, November 30, 2008	1,635,295	$ 1.49	1.86 years

Expired during the year	(308,824)	1.50

Balance, November 30, 2009	1,326,471	1.49	1.13 years

Balance, November 30, 2010	1,326,471	$ 1.49	1.13 years

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

8.	CAPITAL STOCK (Continued)

	c)	Share Purchase Warrants (Continued)

The following table provides certain information with respect to the above share purchase warrants that are outstanding and exercisable at November 30, 2010:

		WEIGHTED
	WARRANTS	AVERAGE
	OUTSTANDING	REMAINING
EXERCISE	AND	CONTRACTUAL
PRICES	EXERCISABLE	LIFE

$ 1.40	150,000	0.92 years
$ 1.50	1,176,471	0.03 years

	1,326,471

Subsequent to November 30, 2010, 1,176,471 warrants expired unexercised.

d)	Restricted Common Shares in Escrow

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

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

9.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the year ended November 30, 2010, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at November 30, 2010 that are not disclosed elsewhere in these financial statements:

	−	The Company paid and/or accrued consulting fees to directors and officers of the Company in the amount of $576,383 (2009 - $686,920).

	−	The Company paid or accrued $Nil (2009 - $156,342) in rent and administration fees to a company controlled by a director of the Company.

−

$1,334,101 (November 30, 2009 - $1,029,973) was owing to directors, officers and a company controlled by a director and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. The Company reached agreements with a director and with a company controlled by a director in February, 2011 to settle $480,784 of this payable amount, together with $163,459 of loan principal, plus accrued interest totalling $61,063, in exchange for 3,455,033 shares of common stock. See also Note 6.

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at November 30, 2010:

	a)	The Company entered into the following agreements with officers, employees and consultants:

i)

Effective February 1, 2007, and having a five year term with a privately held company controlled by an officer of the Company, to provide services of a Chief Executive Officer, as well as office premises for the Company in Europe. This agreement superseded an earlier agreement that was cancelled by mutual consent. The fees for providing the services were as follows:

			•	Base compensation of $11,030 (8,500 Euros) per month;
			•	Office rent of $1,560 (1,200 Euros) per month;
			•	$2,600 (2,000 Euros) monthly for European Social costs.
			•	An annual performance bonus of 1% of net profit;

In addition, the Company granted the right to buy 4,250,000 shares of the Company at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer. The Company reached agreement with the Chief Executive Officer in February, 2011 to cancel this contract. Terms for a replacement agreement have yet to be determined.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

10.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

ii)

On September 18, 2007, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. All amounts are payable monthly. The contract may be terminated upon six months notice. The Company reached agreement with the Chief Operating Officer in February, 2011 to cancel this contract. Terms for a replacement agreement have yet to be determined.

iii)

Effective February 1, 2008, with a four year term for the provision of services of a Corporate Secretary by a consulting firm that is owned and controlled by a director of the Company. The agreement includes base compensation of $6,500 per month, plus applicable tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired. The Company reached agreement with the consulting firm in February, 2011 to cancel this contract. Terms for a replacement agreement have yet to be determined.

iv)

Effective February 1, 2008, with a four year term for the provision of services of a corporate consulting firm which is owned and controlled by a director of the Company. The agreement includes base compensation of $2,500 per month, plus applicable tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired. The Company reached agreement with the consulting firm in February, 2011 to cancel this contract. Terms for a replacement agreement have yet to be determined.

v)

Effective May 1, 2008, for the provision of services of a General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued in the year ended November 30, 2008. The Company reached agreement with the General Manager in February, 2011 to cancel this contract. The agreement will not be replaced as the cancellation is part of a wind-up of the Company’s South African subsidiary which is expected to be completed in early 2011.

vi)

Effective January 1, 2009, with a three year term for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable tax. The agreement may be terminated upon six months notice by the Company. The Company reached agreement with the Chief Financial Officer in February, 2011 to cancel this contract. Terms for a replacement agreement have yet to be determined.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

11.	INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of November 30, 2010, the Company has net operating losses carried forward totalling approximately $19,969,000 (2009 - $11,969,000) for tax purposes in various jurisdictions subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the combined income tax statutory rates applicable in each jurisdiction to the Company’s loss before income taxes and non-controlling interest. The components of these differences are as follows:

	2010	2009

Corporate income tax rate	34%	34%

Expected income tax (recovery)	$(2,828,300)	$(1,102,500)
Non-deductible stock-based compensation	45,100	174,300
Non-controlling interest share of income (losses)	(8,400)	(4,000)
Non-deductible finance costs and other	79,400	39,700
Change in valuation allowance	2,712,200	892,500

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2010	2009

Non-capital loss carry forwards	$6,738,700	$4,028,000
Tax basis of investments in excess of carrying value	1,566,200	1,566,200
Equipment	21,600	20,100

Total deferred tax assets	8,326,500	5,614,300
Less: Valuation allowance	(8,326,500)	(5,614,300)

Net deferred tax assets recognized	$-	$-

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

11.	INCOME TAXES (Continued)

The Company has approximately $19,145,000 in net operating losses carried forward for United States income tax purposes which will expire, if not utilized, as follows:

2023	$22,700
2024	13,100
2025	54,200
2026	1,445,400
2027	2,944,600
2028	3,790,800
2029	3,027,000
2030	7,847,200

$19,145,000

In addition, the Company has net operating losses carried forward for income tax purposes in South Africa and the United Kingdom which may be carried forward indefinitely to offset future taxable income of approximately $771,000 (2009 - $630,000) and $53,600 (2009 - $41,000) respectively.

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	YEARS ENDED
	NOVEMBER 30
	2010	2009

Amortization of the intrinsic value and/or beneficial conversion feature of the convertible notes	$173,587	$52,457

During the year ended November 30, 2010:

−

In connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which had been expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

−

The Company issued 300,000 shares with a fair value of $32,964 in connection with a consulting agreement, $29,026 of which was expensed in the year ended November 30, 2010 and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

12.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

−

The Company issued 498,130 shares with an estimated fair market value of $49,813 in settlement of a debt in the amount of $39,813 and a trade payable in the amount of $10,000, resulting in no gain or loss on settlement.

	−	The Company recognized the value of the embedded beneficial conversion feature of $75,242 in respect of convertible notes totalling $240,000.

During the year ended November 30, 2009:

−

The Company issued 337,500 shares with a fair value of $36,189 in connection with a consulting agreement, all of which was expensed in the period. In addition, a further 37,500 common shares with a fair value of $3,938 were issuable as of November 30, 2009 and are included in Shares To Be Issued. Those shares, along with a further 37,500 shares for December, 2009 were issued in January, 2010;

	−	The Company issued 300,000 shares, with a fair value of $165,000, previously recorded as issuable in connection with the Algae Biofuel Project as described in Note 3 (a);

	−	The Company issued 117,000 shares with an estimated fair value of $7,126 in settlement of $7,126 of trade payables, resulting in no gain or loss on settlement;

−

The Company returned 125,000 shares to treasury in connection with a debt settlement whereby a consultant retained 100,000 shares out of 225,000 shares that had been issued but not yet earned, with an estimated fair value of $6,693, to settle an amount payable to the consultant of $6,693, resulting in no gain or loss on settlement;

−

The Company issued 163,333 shares with a fair value of $21,250 in settlement of $21,250 of trade payables, resulting in no gain or loss on settlement, and 66,667 shares with a fair value of $8,650 due as compensation under the terms of a consulting agreement;

−

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

	−	The Company recognized the value of the embedded beneficial conversion feature of $250,843 in respect of $847,405 in convertible notes issued during the year.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

13.	FAIR VALUE OF ASSETS AND LIABILITIES

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820-10 Fair Value Measurements, also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the fair value measures by level of valuation assumptions used:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
November 30, 2010	$-	$-	$8,446,766
November 30, 2009	$-	$-	$1,386,986

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

13.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued) Fair Value of Financial Instruments

The following table reflects the fair value of financial instruments:

	November 30, 2010		November 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	$140,509	$140,509	$41,956 $	41,956
Amounts receivable	12,837	12,837	6,390	6,390
Financial Liabilities:
Accounts payable and accrued liabilities	2,604,886	2,604,886	1,860,372	1,860,372
Convertible notes	1,010,164	1,010,164	684,419	684,419
Loans payable	1,864,005	1,864,005	1,878,127	1,878,127

Due to the relatively short term nature of cash, amounts receivable, accounts payable and accrued liabilities, and loans payable, the fair value of these instruments approximates their carrying value. Convertible notes are recorded at estimated fair value on issue and at amortized cost on an ongoing basis. The carrying amount of the Company’s convertible debt approximates the fair value

14.	SEGMENTED INFORMATION

The Company follows FASB ASC 280, Segment Reporting, and currently has two reportable segments in the development of renewable energy technologies, being a biofuel feedstock pilot project (now terminated) and a biomass-fueled steam generation technology.

	a)	Algae Biofuel Project

This project was in the development stage and focused on the use of algae as a source for biofuel feedstock and other products. As described in Note 3 a), the Company concluded that its interests were best served by focusing all of its efforts on its Greensteam business and agreed with its project partner to wind-up the LLC through which the project had been pursued. All activity of the Company related to this project has been discontinued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

14.	SEGMENTED INFORMATION (Continued)

	b)	Biomass-Fueled Steam Generation Technology

The Greensteam technology and projects are the sole focus of the Company’s efforts and involve the development and marketing of the Company’s process for converting biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes, to generate electrical power, or for distributed heating. One contract is in the early commercial stage in the United States, and other project opportunities are being developed in Europe.

Financial information for each segment is presented in the following table. The accounting policies of each reportable segment are the same as those of the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

	YEARS ENDED
	NOVEMBER 30
	2010	2009

Operating Loss (Gain):

Algae biofuel project (net of reversal)	$18,190	$(432,960)

Biomass-fueled steam generation project	6,907,112	1,631,835

Other	7,714	44,702

Total reportable segments	6,933,016	1,243,577

Corporate and other	1,435,243	2,187,937

Total operating loss	$8,368,259	$3,431,514

Algae biofuel project costs in 2009 include a reversal of $573,314 as described in Note 3 a).

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design, computer and control systems which are predominately located in the United States.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED NOVEMBER 30, 2010 AND 2009
(Stated in U.S. Dollars)

15.	SUBSEQUENT EVENTS

In addition to the subsequent events disclosed elsewhere in the notes to the financial statements, the Company discloses the following reportable subsequent events.

Subsequent to November 30, 2010, the Company issued convertible notes (the "note" or "notes") in the aggregate amount of $200,500 which are due and payable between December 21, 2012 and February 14, 2013 together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $Nil in finder's fees.

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the consolidated financial statements were issued.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          There have been no disagreements on accounting and financial disclosures from our inception through the date of this Form 10-K. Our financial statements for the period from inception on June 10, 2003 to November 30, 2010, included in this report have been audited by Morgan & Company, Chartered Accountants, 700 West Georgia Street, Suite 1488, Vancouver, British Columbia, Canada V7Y 1A1, as set forth in this annual report.

Item 9A. Controls and Procedures

A. Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this Annual Report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of November 30, 2010.

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

C. Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

          None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

-	Our directors will serve until the next annual general meeting or until their successors are elected and qualified.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Elden Schorn 1247 - 235 Keith Road West Vancouver, British Columbia Canada V7T 1L5	71	Chairman and a member of the board of directors
Robert Baker 885 Pyrford Road West Vancouver, British Columbia Canada V7S 2A2	57	Secretary and a member of the board of directors
J.Douglas Frater The Hawes Candie - Maddiston Falkirk, Scotland FK2 0BU	60	President and Chief Executive Officer and a member of the board of directors
Craig Harting 2519 San Marcos Avenue San Diego, CA 92104	60	Chief Operating Officer
Arnold Hughes 3523 West King Edward Avenue Vancouver, British Columbia Canada V6S 1M4	57	Chief Financial Officer

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

Mr. Schorn resigned from all of the positions he held with Snowdon Resources Corporation on December 3, 2008. Since resigning his non-board positions with us, Mr. Schorn has provided corporate relations support to us as well as government relations work, both in Canada and the USA. He also works with financial institutions and investment funds, positioning us for funding support for our projects. From 1996 to September 2003, Mr. Schorn was president of Schorn Consulting Ltd. During 2002 and 2003, he provided contract consulting for Schorn Consulting Ltd. to the Government of the province of British Columbia and to companies in the high tech sector in that province. These services included government relations consulting and financial services consulting. Work during this period for the Government of British Columbia was focused on the Skeena Cellulose project, for which the government was seeking a buyer. From 1998 to 2003, Mr. Schorn was the Director General, Operations, Western Diversification Canada, Government of Canada. As such Mr. Schorn was responsible for operations in British Columbia of an investment fund established by the Federal Government of Canada in Western Canada. From 1995 to 1997, Mr. Schorn was Vice President, B.C. Region, Canadian Manufacturers and Exporters Association (CEO of the Association of British Columbia). The Canadian Manufacturers and Exporters Association is Canada’s leading business network whose members are responsible for 75% of Canada’s manufactured goods and 90% of Canada’s manufactured exports. From 1993 to 1995, Mr. Schorn was Consul and Senior Investment Advisor, Canadian Consulate, New York, New York. As such, Mr. Schorn was the Canadian Government representative in New York responsible for dealing with the United States on all matters related to U.S. investment in Canada, with a primary focus on dealing with the New York financial community for investment in Canada and with U.S. corporations for plant expansion in Canada. Mr. Schorn graduated from the Faculty of Education University of British Columbia and did additional course work at the University of Alberta.

We believe Mr. Schorn is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Robert Baker - Secretary and member of the board of directors

          On our inception, Robert Baker was appointed president, principal executive officer, treasurer, principal financial officer and a member of the board of directors. On January 5, 2006, Mr. Baker resigned as president, principal executive officer, treasurer, principal financial officer, and principal accounting officer. His resignation was not as a result of any disagreement with us and he continues to hold the positions of secretary and a member of the board of directors. Since December 3, 2008, Mr. Baker has been president, principal accounting officer, principal executive officer, principal financial officer and treasurer of Snowdon Resources Corp., a Nevada corporation engaged in the business of mining exploration. Mr. Baker has been a director of Snowdon Resources Corp. since its inception on March 1, 2006. Since May 27, 2005, Mr. Baker has been secretary and a member of the board of directors of Marathon Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since December 9, 2004, he has been the secretary and a member of the board of directors of International Gold Corp., a Nevada corporation engaged in the business of mining exploration. Since January 2004, Mr. Baker has been a member of the board of directors of Sterling Gold Corporation, a Nevada corporation, engaged in the business of mining exploration. From January 2004 to March 2006, Mr. Baker was the president, principal executive officer, treasurer and principal financial officer of Sterling Gold Corporation. From September 2004 to June 2006, Mr. Baker was a director and secretary of Tapestry Ventures Ltd. located in Vancouver, British Columbia. Tapestry Ventures is engaged in the business of mining exploration. Tapestry Ventures does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPV.H. Since October 2004, Mr. Baker has been a director and secretary of Tapango Resources Ltd. located in Vancouver, British Columbia. Tapango Resources is engaged in the business of mining exploration. Tapango Resources does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol TPA.H. From November 2004 to December 2005, Mr. Baker was a director of Cierra Pacific Ventures Ltd. located in Vancouver, British Columbia. Cierra Pacific is engaged in the business of mining exploration. Cierra Pacific does not file reports with the United States Securities and Exchange Commission, but is listed for trading on the TSX Venture Exchange under the symbol CIZ.H. From June 2002 to October 2003, Mr. Baker was the president, principal executive officer, treasurer, principal financial officer and a member of the board of directors of TexEn Oil & Gas, Inc. From November 1, 1998 to June 4, 2002, Mr. Baker was a registered representative with Canaccord Capital Corporation, a Canadian broker/dealer registered with the United States Securities and Exchange Commission.

We believe Mr. Baker is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

J. Douglas Frater - President and chief executive officer and member of the board of directors

          Since June 16, 2006, Mr. Frater has been our president and principal executive officer. On September 21, 2009, Mr. Frater was appointed as a director of our company. Since December, 2006, Mr. Frater has been chief executive officer of Global Greensteam LLC, our California subsidiary. Since May 2006, Mr. Frater has been a director of Global Green Solutions Ltd., a United Kingdom corporation which is one of our subsidiary corporations. Since March 2003, Mr. Frater has been a Managing Partner of Sigma Consult bvba, in Brussels, Belgium. Sigma Consult provided international consultancy, sales, marketing and business development services to a number of new technology and solution companies primarily in the oil and gas markets. From December 1995 to March 2003, Mr. Frater was with Honeywell International’s Industrial Automation and Controls Division as Global Vice President - Oil and Gas and previously Sales Vice President, Europe, Middle East and Africa and Global Director, Oil and Gas Business and International Projects. Mr. Frater’s work with Honeywell included senior management assignments in Europe, the Middle East and Asia. He has over 30 years experience in the oil and gas and petrochemical industry including start-up companies and joint ventures in the UK and China. Mr. Frater has a B.Sc. in Industrial Control Engineering from Teeside University. Mr. Frater’s other business experience was with ICS plc in Scotland and the Middle East where he was a Director and General Manager for 15 years. He started his career with BP where he worked for 6 years.

          We believe Mr. Frater is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experience as described above.

Craig Harting - Chief operating officer

          On joining us in May of 2006, Craig Harting was appointed Vice President of Marketing and Technology. On December 5, 2006 he was appointed Chief Operating Officer. Since December 2006, Mr. Harting has been president of Global Greensteam LLC, our California our subsidiary. Since January 2007, Mr. Harting has been a director of Greensteam Acquisition Company Inc. one of our subsidiary corporations. Prior to joining us, Mr. Harting served as Chief Investment Officer of Integrated Wealth Management, a registered investment advisory firm beginning in May 2003. From September 1973 to February 2003, Mr. Harting was employed by the Industrial Business unit of Honeywell Inc., a global technology company. From January 2000 to February 2003, Mr. Harting served as Vice President of Project Operations. From February 1995 to December 1999, he was Vice President of Global Project Sales. From May 1991 to January 1995, Mr. Harting was Vice President of Marketing. From September 1973 to May 1991, Mr. Harting held a variety of positions in management, marketing, engineering and operations.

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

Involvement in Certain Legal Proceedings

          To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.           being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.           being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.           being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

          Our audit committee is comprised of our board of directors. None of our directors are deemed independent. This creates a potential conflict of interest. Our audit committee’s role is to oversee all material aspects of our reporting, control, and audit functions, except those specifically related to the responsibilities of any other standing committee of the board. This includes a particular focus on the qualitative aspects of financial reporting to shareholders and on our processes for the management of business/financial risk and for compliance with significant legal, ethical and regulatory requirements. In addition, the committee is responsible for (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the external auditors and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of our directors. We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

Director Nominations

          There is no formal process for identifying new candidates. The process of identifying and evaluating candidates for board nomination sometimes begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for directors.

          As of the date of this annual report on Form 10-K, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

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

          Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2010 fiscal year, our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

          The following table sets forth the executive compensation paid or accrued by us for the fiscal years ending November 30, 2010 and 2009 to all of our executive officers:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen sation ($)	Non- qualified Deferred Compen sation ($)	All Other Compen sation ($)	Totals ($)
J. Douglas Frater, President and Principal Executive Officer (1), (5)	2010 2009	228,383 198,844	0 0	0 0	0 0	0 0	0 0	0 0	228,383 198,844
Craig Harting, Chief Operating Officer (2), (5)	2010 2009	144,000 144,000	0 0	0 0	0 0	0 0	0 0	0 0	144,000 144,000
Arnold Hughes Principal Financial Officer (3), (5)	2010 2009	96,000 96,000	0 0	0 0	0 50,000	0 0	0 0	0 0	96,000 146,000
Michael Gilbert VP, Strategy and Business Development (4), (5)	2010 2009	0 140,076	0 0	0 0	0 0	0 0	0 0	0 0	0 140,076

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

4)

Effective March 1, 2007, we entered into an agreement for the services of a Vice President, strategy and business development. The agreement had a three year term and included base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date. 100,000 shares were issued by August 31, 2008. The agreement may be terminated upon three months notice. On April 1, 2008, we granted the Vice President 500,000 options with an exercise price of $0.50, a three year term and vesting 50% after twelve months, and 50 % after a further twelve months. The first 250,000 of these options are now exercisable and are all outstanding to date. The agreement was ended effective July 31, 2009 by mutual agreement. We accrued fees for a further three months as payable, in accordance with the termination provisions of the agreement.

5)	The value of option awards is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance ASC 718, Compensation-Stock Compensation.

Officers’ Outstanding Equity Awards At November 30, 2010

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Market Value of Shares or Units of Stock That Have Not Vested
(a)	(b)	(c)	(e)	(f)	(h)
J. Douglas Frater	0	0	-	-	-
Craig Harting	0	0	-	-	-
Arnold Hughes	1,000,000	0	$0.20	January 21, 2012	-

Option Exercises and Stock vested in the Year Ended November 30, 2010

Name	Option Awards		Stock Awards
(a)	Number of Shares Acquired on Exercise # (b)	Value realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
J. Douglas Frater	0	-	0	-
Craig Harting	0	-	0	-
Arnold Hughes	0	-	0	-
Michael Gilbert	0	-	0	-

The following table sets forth information with respect to compensation paid by us to our directors during the year ended November 30, 2010.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Elden Schorn (1)	$30,000	0	0	0	0	0	$30,000
Robert Baker (2)	$78,000	0	0	0	0	0	$78,000

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

Compensation

Our board of directors determines compensation for our president and directors. In determining the compensation, our board of directors considers the qualifications and experiences of a director or president and the responsibilities and risks of being a director or president of a public company.

Family Relationships

There are no family relationships among our directors or our executive officers.

Employment Agreements

Effective February 1, 2007, we entered into an agreement with a five year term with a privately held company controlled by an officer of our company, to provide services of J. Douglas Frater as Chief Executive Officer, as well as office premises for us in Europe. This agreement superseded an earlier agreement that was cancelled by mutual consent. The fees for providing the services are as follows:

•	Base compensation of $11,030 (8,500 Euros) per month;
•	Office rent of $1,560 (1,200 Euros) per month;
•	$2,600 (2,000 Euros) monthly for European Social costs.
•	An annual performance bonus of 1% of net profit;

In addition, we granted the right to buy 4,250,000 of our common shares at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by us or 60 days notice by the Chief Executive Officer.

On July 13, 2007, effective from March 1, 2007, we entered into an agreement for the services of Michael Gilbert as Vice President, strategy and business development. The agreement had a three year term and included base annual compensation of $130,000, other payments of $8,000 per annum, incentive bonus stock options, and an option to purchase 100,000 shares at $0.00001, vesting after satisfactory completion of a continuous twelve month period from the effective date. 100,000 shares were issued by August 31, 2008. Additional bonus stock options may be issued upon us initiating a bonus plan. The agreement was terminated by mutual agreement in July, 2009.

On September 18, 2007, effective from May 1, 2007, we entered into an agreement for the services of Craig Harting as Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. All amounts are payable monthly. The contract may be terminated upon six months notice.

Effective February 1, 2008, we entered into an agreement with a four year term for the provision of services of Robert M. Baker as Corporate Secretary by a consulting firm that is owned and controlled by a director of our company. The agreement includes base compensation of $6,500 per month, plus applicable Tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired.

Effective February 1, 2008, we entered into an agreement with a four year term for the provision of services of M. Elden Schorn through a corporate consulting firm which is owned and controlled by a director of our company. The agreement includes base compensation of $2,500 per month, plus applicable Tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired.

Effective May 1, 2008, we entered into an agreement for the provision of services of Clinton van Dyk as General Manager for our subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued in the year ended November 30, 2008.

Effective January 1, 2009, we entered into an agreement with a three year term to formalize an arrangement for the services of Arnold Hughes as Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable Tax. The agreement may be terminated upon six months notice by us. On April 27, 2006, the Chief Financial Officer was granted 200,000 options with an exercise price of $0.50 and a three year term. These options were not exercised and have expired. On January 21, 2009, the Chief Financial Officer was granted 1,000,000 options with an exercise price of $0.20 and a three year term. None of the options have been exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth the security ownership of the directors and executive officers individually and as a group, and of each holder of 5% or more of our common stock, as calculated in accordance with Rule 13d-3:

Title of Class	Name and Address [1]	Amount and nature of beneficial ownership	Percent of Class

Common Shares	Elden Schorn, Director Suite 1247 - 235 Keith Road West Vancouver, British Columbia Canada V7T 1L5	4,130,345 Direct	8.60%

Common Shares	Robert M. Baker, Director 885 Pyrford Road West Vancouver, British Columbia Canada	3,687,173 Indirect[2]	7.58%

Common Shares	Craig Harting, Chief Operating Officer 2519 San Marcos Avenue San Diego, CA 92104	4,250,000 Direct	8.85%

Common Shares	J. Douglas Frater , President and Chief Executive Officer The Hawes Candie - Maddiston Falkirk, Scotland FK2 0BU	4,750,000 Direct	9.90%

Common Shares	Arnold Hughes, Chief Financial Officer 3523 West King Edward Avenue Vancouver, British Columbia Canada V6S 1M4	1,000,000 Direct	2.04%

	Directors and Officers as a group (5 persons)	17,817,518	35.87%

Common Shares	Timothy Brock 5866 Eagle Island West Vancouver, British Columbia Canada	3,071,000 Indirect[3]	6.23%

* Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 48,009,299 shares of common stock issued and outstanding as of February 28, 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

          Since November 30, 2009, we had the following transactions with a related person, promoter, or control person, as defined in Regulation S-K, Item 404, other than any compensation payments already detailed:

Related Person	Position or Relationship	Loans Advanced by the Related Person (1)	Interest Payable at November 30, 2010	Loans Advanced by the Related Person (2)	Amount Outstanding (3)
Elden Schorn or Windstone Financial Corp.	Director	$120,000	$32,679	$120,000	$120,000
Robert Baker or Woodburn Holdings Ltd.	Director	$194,000	$51,250	$194,000	$194,000
Doug Frater or Folaria Management Ltd.	President & CEO	$45,455	$11,407	$45,455	$45,455
Timothy Brock or West Peak Ventures of Canada Limited	Beneficial owner of more than 5% of our common stock	$687,800	$156,568	$687,800	$687,700
Sweetwater Capital Corp	Company controlled by a Related Person	$17,959	$9,813	$17,959	$17,959

1) Amounts shown above are the largest aggregate amounts of principal outstanding during the year ended November 30, 2010. Amounts are unsecured but bear interest at 10% per annum, with monthly compounding to commence at various dates. We made no payments of principal or interest during the year ended November 30, 2010.
2) Amounts shown are the principal amounts outstanding as of November 30, 2010.
3) Amounts shown are the principal amounts outstanding as of February 28 2011.

Robert Baker, one of our directors, is the only promoter of our company.

National Instrument 58-101

We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our directors are M. Elden Schorn, Chairman, Robert M. Baker, Secretary, and J. Douglas Frater, President and Chief Executive Officer. As Douglas Frater is also an executive officer, we have determined that he is not an independent director. We have also determined that Robert Baker is not an independent director as he is also our Secretary. We have determined that Elden Schorn is not an independent director due to his relationship with our company.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards. The board is also responsible for:

  selecting and assessing members of the board;
  choosing, assessing and compensating the chief executive officer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;
  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;
  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;
  ensuring the integrity of our company’s internal control and management information systems;
  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and
  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$ 74,375	Morgan & Company, Chartered Accountants
2009	$ 74,676	Morgan & Company, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$ NIL	Morgan & Company, Chartered Accountants
2009	$ NIL	Morgan & Company, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	NIL	Morgan & Company, Chartered Accountants
2009	NIL	Morgan & Company, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	NIL	Morgan & Company, Chartered Accountants
2009	NIL	Morgan & Company, Chartered Accountants

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	1/28/04	3.1

3.2	Bylaws.	SB-2	1/28/04	3.2

3.II	Amended and Restated Bylaws	8-K	9/22/09	3.II

3.3	Amended Articles of Incorporation.	SB-2	6/19/06	3.1

4.1	Specimen Stock Certificate.	SB-2	1/28/04	4.1

10.2	Bill of Sale.	SB-2	1/28/04	10.2

10.3	Consulting Agreement with Windstone Financial Corp.	10-KSB	3/16/06	10.2

10.4	Consulting Agreement with Woodburn Holdings Ltd.	10-KSB	3/16/06	10.3

10.5	Contract with Hugh Chisholm.	10-KSB	3/16/06	10.4

10.6	Contract with Bruce Chisholm.	10-KSB	3/16/06	10.5

10.7	Corporate Consulting and Fiscal Agency Agreement with West Peak Ventures of Canada Limited.	10-KSB	3/16/06	10.6

10.8	2005 Non-Qualified Stock Option Plan.	S-8 POS	3/23/06	10.1

10.9	Asset Purchase Agreement with Sealweld International Company Ltd.	10-KSB/A-2	8/27/07	10.9

10.10	Cooperation Agreement with Ecofys, B.V.	SB-2	6/19/06	10.1

10.11	Lease Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.2

10.12	Consulting Agreement with MCSI Consulting Services Inc.	SB-2	6/19/06	10.3

10.13	Agreement with Arnold Hughes.	SB-2	6/19/06	10.4

10.14	Agreement with James Douglas Frater.	SB-2	6/19/06	10.5

10.15	Amendment to Consulting Agreement with Windstone Financial Corp.	10-QSB	10/16/06	10.1

10.16	Office Sublease Agreement with MCSI Consulting Services Inc.	10-QSB	10/16/06	10.2

10.17	Consulting Agreement with MCSI Consulting Services Inc.	10-QSB	10/16/06	10.3

10.18	2007 Nonqualified Stock Option Plan.	S-8	1/26/07	10.1

10.19	Financial Investor Relations Contract with Murdock Capital	10-KSB	3/16/07	10.1

	Partners Corp.

10.20	Consulting Agreement with Murdock Capital Partners Corp.	10-KSB	3/16/07	10.2

10.21	Agreement Letter with Pagic LP, West Peak Ventures of Canada Limited and Valcent Products Inc., including Schedule A Product Development Agreement between MK Enterprises LLC and Valcent Products, Inc.	10-KSB/A-2	8/27/07	10.21

10.22	Web Services Agreement with Market Pathways Financial Relations Inc. and Sweetwater Capital Corp. on behalf of us.	10-KSB	3/16/07	10.5

10.23	Public Relations Contract with Vorticom Inc.	10-KSB	3/16/07	10.6

10.24	Service Agreement with McCloud Communications LLC.	10-KSB	3/16/07	10.7

10.25	Addendum A to Service Agreement.	10-KSB	3/16/07	10.8

10.26	Agreement with Chisholm Brothers International.	10-KSB	3/16/07	10.9

10.27	Asset Purchase Agreement with Chisholm Brothers International.	10-KSB/A-2	8/27/07	10.27

10.28	Amended Contract for Public Relations - supersedes Exhibit 10.23.	10-KSB	3/16/07	10.11

10.29	Consulting Agreement with New Energy Fund LP.	10-KSB/A-2	8/27/07	10.29

10.30	Cancellation Agreement of Executive Services Agreement.	10-KSB	3/16/07	10.13

10.31	State of Delaware Certificate of Incorporation for Greensteam Acquisition Company Inc.	10-KSB	3/16/07	10.14

10.32	Executive Services Agreement.	10-KSB	3/16/07	10.15

10.33	Consulting and Right of First Refusal Agreement with David Kahn.	10-KSB	3/16/07	10.16

10.34	Agreement and Plan of Merger.	10-KSB	3/16/07	10.17

10.35	Certificate of Merger of Global Greensteam and Greensteam Development.	10-QSB	4/16/07	10.18

10.36	Closing Certificate of Greensteam Development.	10-QSB	4/16/07	10.19

10.37	Vertigro Stakeholders Letter of Agreement.	8-K	7/12/07	10.1

10.38	Independent Contractors Agreement.	10-QSB	7/23/07	10.1

10.39	Shareholders Operating Agreement.	10-QSB	7/23/07	10.2

10.40	Consulting Agreement.	10-QSB	7/23/07	10.3

10.41	Pilot & Production Facilities Stakeholders Letter of Agreement.	8-K	7/26/07	10.1

10.42	Business Development and Support Services Stakeholders Letter of Agreement.	8-K	7/26/07	10.2

10.43	MOU with The Onix Corporation.	SB-2/A-1	9/11/07	10.43

10.44	MOU with ITS Engineered Systems, Inc.	SB-2/A-1	9/11/07	10.44

10.45	Independent Contractor Agreement with Craig Harting.	10-QSB	10/22/07	10.45

10.46	Engagement Letter with Innovator Capital Limited.	10-KSB	3/14/08	10.46

10.47	Program Agreement with Area Energy LLC and Global Greensteam LLC. (portions of the exhibit have been omitted pursuant a request for confidential treatment).	10-Q	4/09/08	10.47

10.48	License Agreement with Onix Corporation.	10-Q	7/15/08	10.48

10.49	Technology License Agreement with Pagic LP, West Peak Ventures of Canada Ltd. and Vertigro Algae Technologies, LLC.	10-Q	7/15/08	10.49

10.50	Vertigro Algae Technologies, LLC, Limited Liability Company, Operating Agreement.	10-Q	7/15/08	10.50

10.51	Consultant Agreement with C&C Technologies PTY LTD.	10-Q	7/15/08	10.51

10.52	Guaranty between Valcent USA, Inc. Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae Technologies LLC and Valcent Products EU Limited.	10-Q	10/14/08	10.1

10.53	Security Agreement between Valcent Products Inc. (together with its subsidiaries, including Vertigro Algae Technologies LLC) and Platinum Long Term Growth VI, LLC.	10-Q	10/14/08	10.2

10.54	Patent, Trademark and Copyright Security Agreement with Valcent Products, Inc., Valcent USA Inc., Valcent Manufacturing, Ltd., Valcent Management LLC, Vertigro Algae Technologies LLC, Valcent Products EU Limited and Platinum Long Term Growth VI, LLC.	10-Q	10/14/08	10.3

10.55	Consulting Agreement with Windstone Financial Corp. dated October 17, 2008.	10-K	3/16/09	10.55

10.56	Consulting Agreement with Woodburn Holdings Ltd. dated October 17, 2008.	10-K	3/16/09	10.56

10.57	First Amendment to Program Agreement, dated October 22, 2008, between Aera Energy LLC and Global Greensteam LLC (portions of the exhibit have been omitted pursuant a request for confidential treatment).	10-K	3/16/09	10.57

10.58	Addendum to Purchase and Sale Agreement dated December 5, 2008 between Valcent USA, Inc., Global Green Solutions Inc. and Vertigro Algae Technologies LLC.	10-K	3/16/09	10.58

10.59	Agreement with Korral Partners Limited dated January 26, 2009.	10-K	3/16/09	10.59

10.60	Share Escrow Agreement dated January 9, 2009 between First American Title Company, Aera Energy LLC, Global Greensteam LLC and Global Green Solutions Inc.	10-K	3/16/09	10.60

10.61	Consulting Agreement with Arnold Hughes dated January 1, 2009.	10-K	3/16/09	10.61

10.62	Second Amendment to Program Agreement, dated November 24, 2009, between Aera Energy LLC and Global Greensteam LLC (portions of the exhibit have been omitted pursuant to a confidential treatment request)	10-K	3/15/10	10.62

10.63	Form of subscription agreement and Convertible Note issued in private placements in the year ended November 30, 2009 and to date	10-K	3/15/10	10.63

14.1	Code of Ethics.	10-KSB	3/11/05	14.1

21.1	Subsidiaries of the Company.	10-K	3/15/10	21.1

23.1	Consent of Accountants				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-KSB	3/11/05	99.1

99.2	Disclosure Committee Charter.	10-KSB	3/11/05	99.2

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2011.

GLOBAL GREEN SOLUTIONS INC.

BY:	Doug Frater
J. Douglas Frater, President and Principal Executive Officer

BY:	A.R. Hughes
Arnold Hughes, Principal Accounting Officer, Principal
Financial Officer and Treasurer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

M. Elden Schorn	Chairman and member of the board of directors	March 15, 2011
Elden Schorn

R.M. Baker	Secretary and member of the board of Directors	March 15, 2011
Robert M. Baker

Doug Frater	Member of the board of Directors	March 15, 2011
J. Douglas Frater