Form 10-Q
period 2011-02-28
GLOBAL GREEN SOLUTIONS INC.
filed 2011-04-18
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8616221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

     PO Box 45100
4326 Dunbar Street
Vancouver, BC
Canada
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
49,881,829 as of April 12, 2011

     PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND 2010
(Stated in U.S. Dollars)

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	NOVEMBER 30
	2011	2010
ASSETS

Current
Cash	$99,655	$140,509
Amounts receivable	19,044	12,837
Prepaid expenses	41,624	29,792
	160,323	183,138
Equipment	4,049	4,419
	$164,372	$187,557

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,991,602	$2,604,886
Convertible notes	1,203,551	1,010,164
Loans payable	1,771,163	1,864,005
	4,966,316	5,479,055
Project Funding Advances	8,812,712	8,446,766
	13,779,028	13,925,821
Commitments And Contractual Obligations (Note 9)
Subsequent Events (Note 13)

DEFICIENCY
Capital Stock
Authorized: 100,000,000 Common shares, par value $0.00001 per share Issued and outstanding: 48,009,299 common shares at February 28, 2011 and November 30, 2010	480	480

Additional Paid-In Capital	20,976,802	20,435,348
Shares To Be Issued	587,356	-
Share Purchase Warrants	142,500	620,500
Deficit Accumulated During The Development Stage	(35,207,698)	(34,680,536)
Deficiency Attributable to Global Green Solutions Inc.	(13,500,560)	(13,624,208)
Deficiency Attributable to Non-controlling Interests	(114,096)	(114,056)
	(13,614,656)	(13,738,264)
	$164,372	$187,557

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			JUNE 10, 2003
	THREE MONTHS ENDED		TO
	FEBRUARY 28		FEBRUARY 28
	2011	2010	2011

Revenue	$-	$-	$-

Operating Expenses
Consulting fees	58,177	134,686	4,424,193
Finance charges	56,341	31,968	2,302,654
Interest and bank charges	82,726	136,132	825,274
Office, sundry, and debt settlements	(93,221)	59,697	1,538,207
Professional fees	14,688	71,198	992,843
Project development expenses	408,491	1,424,898	14,655,512
Stock-based compensation	-	85,606	7,660,100
	527,202	1,944,185	32,398,783

Operating Loss Before Other Income (Expense)	(527,202)	(1,944,185)	(32,398,783)

Other Income (Expense)
Impairment of advances	-	-	(2,837,160)
Impairment of intangible assets	-	-	(357,100)
Interest income	-	-	60,049

Net Loss	(527,202)	(1,944,185)	(35,532,994)

Net Loss Attributable To Non-controlling Interests	40	7,893	325,296

Net Loss Attributable to Global Green Solutions Inc.	$(527,162)	$(1,936,292)	$(35,207,698)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.04)

Weighted Average Number Of Common Shares Outstanding	48,009,229	47,090,543

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
	THREE MONTHS ENDED		JUNE 10, 2003 TO
	FEBRUARY 28		FEBRUARY 28
	2011	2010	2011
Cash Flows (Used In) Provided By:
Operating Activities
Net loss	$(527,202)	$(1,944,185)	$(35,532,994)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	370	1,338	66,031
Non-cash finance charges	56,341	31,968	2,302,654
Stock-based compensation	-	85,606	7,660,100
Non-cash consulting services	-	32,613	1,028,083
Non-cash license fee	-	-	165,000
Non-cash settlement	(124,766)	-	(117,588)
Non-cash project development expense
recovery	-	-	(575,314)
Accrued interest	82,726	133,520	774,782
Impairment of intangible assets	-	-	2,837,160
Impairment of advances	-	-	357,100
Changes to operating assets and liabilities
Amounts receivable	(6,207)	(3,947)	(138,044)
Prepaid expenses	(11,832)	(70,876)	(41,624)
Accounts payable and accrued liabilities	(122,640)	459,518	2,150,290
	(653,210)	(1,274,445)	(19,064,364)
Investing Activities
Acquisition of equipment and intangible assets	-	(3,894)	(70,180)
Pilot project facilities and equipment	-	-	(2,718,160)
	-	(3,894)	(2,788,340)
Financing Activities
Issue of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	191,000	148,100	2,734,932
Advances from non-controlling interests	-	5,100	122,116
Loan advances (repayments) - net	80,116	(1,250)	2,539,266
Project funding advances	341,240	1,413,986	8,648,457
	612,356	1,565,936	21,952,359
(Decrease) Increase In Cash	(40,854)	287,597	99,655
Cash, Beginning Of Period	140,509	41,956	-
Cash, End Of Period	$99,655	$329,553	$99,655
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities (Note 10)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS AND GOING CONCERN

Global Green Solutions Inc. (the “Company”) was incorporated June 10, 2003 in the State of Nevada, is a development stage company and is devoting all of its efforts to establishing a new business. That business is the use of heat from the combustion of biomass to generate industrial process steam and electrical power.

The Company conducts the majority of its operations through its subsidiary, Global Greensteam LLC, a California corporation owned 100%. That subsidiary is developing its Greensteam process technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or for combined heat and power applications.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception (before Non-controlling Interests) of $35.5 million for the period from June 10, 2003 (inception) to February 28, 2011, has a stockholders’ deficiency of approximately $13.5 million, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its Greensteam biomass combustion projects. The Company plans to continue as a going concern by actively developing and marketing its Greensteam technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2010. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2010 financial statements, has been omitted. The results of operations for the three month period ended February 28, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
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

The Company conducts a portion of its operations through certain subsidiaries, being:

-	Global Greensteam LLC, a California corporation owned 100%;
-	Global Green Solutions Ltd., a United Kingdom corporation owned 100%, which owns an 80% interest in Global Green Solutions (SA) (Proprietary) Limited (“PTY”), a South African corporation;

Three other subsidiaries are inactive.

The portion of the income and net assets applicable to the non-controlling interest in the majority-owned operations of the Company’s South African subsidiary is reflected as non-controlling interest.

FASB Interpretation Number (“FIN”) 46R, Consolidation of Variable Interest Entities (ASC 810, Consolidation) addresses the consolidation of certain business entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities are required to be consolidated by their primary beneficiaries. The Company has determined that it does not have variable interests in other entities that qualify for consolidation.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Use of Estimates and Assumptions

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

The Company is a development stage company as defined in FASB ASC 915, Development Stage Entities. Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

d)	Equipment and Depreciation

Equipment is recorded at cost less accumulated depreciation. Depreciation is computed and recorded when equipment is put into use, using the straight line method over the asset’s estimated useful life.

Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company assesses equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

e)	Intangible Assets

The Company has adopted the provision codified in ASC 350, Intangibles – Goodwill and Other which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. The Company had no intangible assets as at February 28, 2011 and November 30, 2010.

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

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
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

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At February 28, 2011 and November 30, 2010, the Company had no deferred product development costs.

j)	Common Share Non-Monetary Consideration

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)	Stock-Based Compensation

On December 1, 2005, the Company adopted the fair value recognition provisions codified in ASC 718, Compensation-Stock Compensation. The Company adopted those provisions using the modified- prospective-transition method. Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value and b) compensation cost for all share- based payments granted subsequent to November 30, 2005, based on the grant-date fair value. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital. The results for periods prior to December 1, 2005 were not restated.

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

l)	Share Purchase Warrants

The Company accounts for common share purchase warrants at fair value in accordance with ASC 815, Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

m)	Funding Advances

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

n)	Non-controlling Interests

Effective December 1, 2009, the Company adopted new accounting and reporting standards for the non- controlling interest in a subsidiary. The adoption of the new guidance required a change in what was formerly minority interest to non-controlling interest and the placement of non-controlling interest within the equity (deficiency) section rather than the liabilities section of the consolidated balance sheet.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o)	Recent Accounting Pronouncements

The Company has adopted the provisions of ASC 810, Consolidation. The revised guidance establishes new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, ASC 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity. It also requires that the net income to be reported include the amounts attributable to both the parent and the non-controlling interest. The revised guidance has been applied prospectively as of the beginning of fiscal year 2010, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on the Company’s financial statements.

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in February, 2010 and it did not have a material impact on the Company’s financial statements.

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

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT

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

-

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

The Second Amendment to the Program Agreement replaced and superseded the First Amendment in its entirety. Under the terms of the Second Amendment:

•	Aera would contribute up to $3 million of the cost of the demonstration unit as per the First Amendment to the Program Agreement.

•	An additional $5 million for the demonstration unit up to a total of $8 million approved by the Aera Board of Directors.

•	Payments from Aera were to be used exclusively for the management, design, engineering, permitting, construction (including materials), and operation of the demonstration unit.

•	In return, if the demonstration unit meets the pre-agreed specific test requirements and there is a full scale period, Greensteam will be obligated to provide Aera with discount-priced steam.

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

•	Greensteam has an obligation to grant Aera an Exclusive License Grant in the following circumstances:

a.	If the demonstration unit fails to meet the pre-agreed specific test requirements and either party gives notice as provided;

b.

If the demonstration unit meets the pre-agreed specific test requirements, both parties give notice that the pre-agreed specific test requirements are met or that the test results are acceptable, Aera’s Board approves amending the full scale period definition by replacing the language “five years” with “ten years”, and Greensteam is subsequently unable to (1) obtain the full scale permit after diligent effort or (2) obtain financing for the first project after diligent effort;

c.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

Expenditures incurred in connection with the steam generation project and charged to project development costs in the quarter ended February 28, 2011 totaled $410,186 (2010 - $1,414,956). Total project development expenditures to February 28, 2011 aggregate to $11,340,159.

The pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to commencement of delivery of steam from the first commercial scale project to Aera. Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of February 28, 2011, $8,648,457 (November 30, 2010 - $8,307,217) had been received from Aera under the terms of the Program Agreement and $164,255 (November 30, 2010 - $139,549) had been recorded as the estimated accretion thereon.

Construction of the demonstration unit commenced in January, 2010 at Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010 at a cost of approximately $9 million. Testing and system refinements have continued since then, in preparation for meeting the specified test requirements in the Second Amendment. In December, 2010, the demonstration plant achieved full steam generation capacity of approximately 5.8 MW (thermal), operating exclusively on residual woody agricultural biomass fuel. The steam was supplied to Aera for its enhanced oil recovery operations. The next key milestone is completion of a 30 day test as specified in the Program Agreement. The test is designed to confirm the ability of Greensteam to reliably and safely produce steam meeting Aera specifications from locally derived biomass. A successful test should trigger Aera’s agreement to proceed with the full scale project. The 30 day test is expected to be completed in the second calendar quarter of 2011.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES

During the quarter ended February 28, 2011, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $200,500 on December 21, 2010 ($10,000) and February 14, 2011 ($190,500) due and payable on December 7, 2012 ($10,000) and February 14, 2013 ($190,500), together with interest at the rate of 12% per annum compounded annually. At the election of the holder, the notes and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest has been converted into units. No finder’s fees were paid in connection with these notes.

On March 21, 2011, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $565,116 due and payable on March 21, 2013 together with interest at the rate of 12% per annum compounded annually. All other terms of the notes are identical to those issued during the period ended February 28, 2011. No finder’s fees were paid in connection with these notes.

During the year ended November, 2010, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $240,000 which are due and payable between November 24, 2011 and November 1, 2012, together with interest. All other terms of the notes are identical to those issued in 2011. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $12,600 in finder’s fees.

During the year ended November 30, 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 which are due and payable between March 2, 2011 and October 23, 2011, together with interest. All other terms of the notes are identical to those issued in 2011. In April, 2011, notes aggregating $150,000 of the preceding total were converted into 1,881,600 shares, together with warrants entitling the holders to acquire an additional 1,881,600 shares. In connection with these notes, the Company paid a total of $35,873 in finder’s fees.

During the year ended November 30, 2008, the Company issued a convertible note (the “note”) in the aggregate amount of $100,000 due and payable on October 31, 2010 together with interest. All other terms of the note are identical to those issued in 2011. The holder of the note agreed to extend the term of the note for one year, to October 31, 2011. To date, none of the note or accrued interest has been converted into units.

In accordance with the provisions of ASC 470-20, Debt, the Company recognized the value of the embedded beneficial conversion feature of $29,412 in connection with the 2008 note, $250,843 in connection with the 2009 notes, $75,242 in connection with the 2010 notes, and $63,454 in connection with the 2011 notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion. The embedded beneficial conversion feature was recorded as a credit to additional paid-in capital.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES (Continued)

The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method. In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components To February 28, 2011, the Company has recorded accretion of $283,070 (November 30, 2010: $226,729) and accrued interest of $229,907 (November 30, 2010: $193,669).

5.	LOANS PAYABLE

The Company was indebted as at February 28, 2011 for short term loans totaling $1,771,163 (November 30, 2010 - $1,864,006).

-	Of that total, $654,292 (November 30, 2010: $654,292) is unsecured, non-interest bearing, and with no specific terms of repayment.
-	$213,955 (November 30, 2010 - $377,414) of the total is due to companies controlled by individual directors. The Company reached agreements with certain lenders in February, 2011 to settle $163,459 of loan principal, plus accrued interest totaling $61,063, and other fees and expenses owing totaling $487,600 in exchange for 3,455,033 restricted shares of common stock. The shares have not yet been issued and their estimated fair value of $587,356 is included in Shares To Be Issued. The other lenders have similarly agreed to settle the $213,955 balance outstanding in exchange for shares of common stock; however the formal agreements are not yet executed.
-	$902,916 (November 30, 2010: $832,300) is unsecured, bearing interest at 10% per annum on $822,800 and 12% per annum on $80,116, and with no specific terms of repayment. $80,116 was exchanged for convertible debt in March, 2011.
-	To February 28, 2011, the Company has recorded accrued interest of $242,768 (November 30, 2010 - $283,385) which is included in Accounts Payable.

6.	NON-CONTROLLING INTERESTS

For the three month period ended February 28, 2011, the Company has recorded a non-controlling interest share of loss of $40 (2009: $7,893). The non-controlling interest is the 20% of the Company’s South African subsidiary that is not owned by the Company. That subsidiary was inactive during the quarter and is to be wound up.

7.	CAPITAL STOCK

a)	Common Stock

During the three month period ended February 28, 2011, the Company did not issue any shares. However, the Company reached agreements with certain lenders during the period to settle $163,459 of loan principal, plus accrued interest totaling $61,063, and other fees and expenses owing totaling $487,600 in exchange for 3,455,033 restricted shares of common stock. The shares have not yet been issued and their estimated fair value of $587,356 is included in Shares To Be Issued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants. The number, exercise price, term and vesting conditions of the options are determined by the board of directors. The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares. To February 28, 2011, 4,549,850 options (November 30, 2010: 4,549,850) had been issued under this plan, leaving 5,450,150 available to be issued. During the three month period ended February 28, 2011, the Company did not grant any stock options and recorded $Nil (November 30, 2010: $132,767) in stock-based compensation expense for options granted in prior years.

During the year ended November 30, 2010, the Company did not grant any stock options but recorded $132,767 (2009 - $512,640) in stock-based compensation expense for options granted in prior years. Of that amount, $710 related to options issued in 2009, $72,757 was in connection with options issued in 2008, and $59,300 was expense related to the final vesting of options issued in 2007.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at February 28, 2011:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE

$ 0.20	2,760,000	2,760,000	0.90 years
$ 0.20	675,000	675,000	0.94 years
$ 0.50	300,000	300,000	0.16 years
$ 0.50	500,000	500,000	0.08 years

	4,235,000	4,235,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

The Company’s stock option activity for the three month period ended February 28, 2011 and the year ended November 30, 2010 was as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE

Balance outstanding, November 30, 2009	5,550,000	$0.39	1.58 years

Expired during the year	(1,315,000)	0.80

Balance outstanding, November 30, 2010	4,235,000	0.26	1.00 year

Balance outstanding February 28, 2011	4,235,000	$0.26	0.75 years

As February 28, 2011, the aggregate intrinsic value (“AIV”) under the provisions of ASC 718, Compensation-Stock Compensation, of all outstanding, vested stock options was $NIL and the AIV of options exercised during the period ended February 28, 2011 was $NIL.

c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the three month period ended February 28, 2011 and the year ended November 30, 2010 was as follows:

			WEIGHTED
	NUMBER OF	WEIGHTED	AVERAGE
	SHARE	AVERAGE	REMAINING
	PURCHASE	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE

Balance, November 30, 2009	1,326,471	$1.49	1.13 years

Balance, November 30, 2010	1,326,471	1.49	1.13 years

Expired during the period	(1,176,471)	1.50

Balance, February 28, 2011	150,000	$1.40	0.67 years

The 150,000 share purchase warrants above are outstanding and exercisable at February 28, 2011.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

d)	Restricted Common Shares in Escrow

In accordance with the terms of the First Amendment to the Program Agreement with Aera Energy LLC (“Aera”) (see Note 3), respecting the biomass-fueled steam generation project, the Company issued twenty million of its restricted common shares, with Aera’s name as beneficial owner, to be held in escrow. The shares, or some portion of the shares, were only to be released to Aera if Global Greensteam LLC failed to pay on a timely basis an early termination fee as defined in the Amendment, should it be required, and Aera exercised its option in those circumstances to take possession of the shares. The Amendment and the escrow agreement provided for the eventual return to the Company of all of the shares placed in escrow in the event that no early termination fee is required. Under the terms of the escrow agreement, neither the Company nor Aera have voting or dispositive powers for the shares while they are in escrow. Therefore the shares are not included in the total issued and outstanding shares presented or in the determination of the weighted average number of shares outstanding.

As detailed in Note 3, the First Amendment to the Program Agreement has been replaced and superseded in its entirety by a Second Amendment to the Program Agreement. The Second Amendment includes no requirement for shares of the Company to be held in escrow in connection with the Program Agreement or for any other purpose. Therefore the Company expects to reach agreement with Aera to cancel the escrow agreement, remove the 20 million shares from escrow and have them cancelled.

8.	RELATED PARTY TRANSACTIONS AND AMOUNTS OWING

During the three month period ended February 28, 2011, the Company carried out a number of transactions with related parties. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at February 28, 2011 that are not disclosed elsewhere in these financial statements:

-	During the three month period ended February 28, 2011, the Company paid and/or accrued consulting fees to directors and officers of the Company in the amount of $28,500 (2010 - $136,065).

-

During the three month period ended February 28, 2011, the Company paid or accrued $Nil (2010 - $34,134) in rent and administration fees to a company controlled by a significant shareholder of the Company.

-

$720,283 (November 30, 2010 - $1,334,101) was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

-

During the three month period ended February 28, 2011, the Company entered into two settlement agreements with companies controlled by a director of the Company. The Company agreed to issue 3,455,033 restricted common shares with an estimated fair value of $587,356 in settlement of loans totaling $163,459, accrued interest totaling $61,063, unpaid expenses totaling $10,505, unpaid consulting fees totaling $162,101, and unpaid rent and administrative services totaling $314,994. The shares have not yet been issued and their estimated fair value is included in Shares To Be Issued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had the following commitments and contractual obligations at February 28, 2011:

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

Base compensation of $11,030 (8,500 Euros) per month; Office rent of $1,560 (1,200 Euros) per month; $2,600 (2,000 Euros) monthly for European Social costs. An annual performance bonus of 1% of net profit;

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

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

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Three Month
	Period Ended February 28
	2011	2010
Amortization of the intrinsic value and/or beneficial
conversion feature of the convertible notes	$56,341	$31,968

During the three month period ended February 28, 2011:

i)	The Company recognized the value of the embedded beneficial conversion feature of $63,454 in respect of convertible notes totaling $200,500.

ii)

The Company agreed to issue 3,455,033 restricted common shares with an estimated fair value of $587,356 in settlement of certain unpaid fees, expenses, loans, and accrued interest totaling $712,122, resulting in a gain on settlement of $124,766. The shares have not yet been issued and their estimated fair value is included in Shares To Be Issued. See Note 8.

During the three month period ended February 28, 2010:

i)	The Company recognized the value of the embedded beneficial conversion feature of $56,000 in respect of convertible notes totaling $180,000.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

ii)

In connection with three consulting agreements, the Company issued 750,000 shares with a fair value of $78,750, all of which had been expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

iii)

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

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

11.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the fair value measures by level of valuation assumptions used:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
February 28, 2011	$-	$-	$8,812,712
November 30, 2010	$-	$-	$8,446,766

Fair Value of Financial Instruments

The following table reflects the fair value of financial instruments:

		February 28, 2011		November 30, 2010
		Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	1	$99,655	$99,655	$140,509	$140,509
Amounts receivable	1	19,044	19,044	12,837	12,837
Financial Liabilities:
Accounts payable and accrued liabilities	1	1,991,602	1,991,602	2,604,886	2,604,886
Convertible notes	3	1,203,551	1,203,551	1,010,164	1,010,164
Loans payable	1	1,771,163	1,771,163	1,864,005	1,864,005

Due to the relatively short term nature of cash, amounts receivable, accounts payable and accrued liabilities, and loans payable, the fair value of these instruments approximates their carrying value. Convertible notes are recorded at estimated fair value on issue and at amortized cost on an ongoing basis. The carrying amount of the Company’s convertible debt approximates the fair value.

12.	SEGMENTED INFORMATION

The Company follows ASC 280, Segment Reporting, and currently has one reportable segment in the development of renewable energy technologies, being a biomass-fueled steam generation technology.

The Company is developing and marketing its GreensteamTM technology through its the demonstration project in California. The technology is designed to converts biomass (primarily wood and crop waste) to low-cost steam with an extremely low emissions profile and high conversion efficiency. The steam is intended to be used for industrial purposes, to generate electrical power, or for distributed heating. One contract is in the early commercial stage in the United States, and other project opportunities are being developed in Europe.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED FEBRUARY 28, 2011
(Unaudited)
(Stated in U.S. Dollars)

12.	SEGMENTED INFORMATION (Continued)

Financial information for the each segment is presented in the following table. The accounting policies of each reportable segment are the same as those of the consolidated company, as described in Note 2, Summary of Significant Accounting Policies. The corporate and other category includes unallocated corporate costs related to being a publicly traded company and other head office costs.

	Three Months Ended February 28
	2011	2010
Operating Loss (Gain):
Biomass-fueled steam generation project	$410,186	$1,414,956
Other	(1,695)	9,942
Total reportable segments	408,491	1,424,898
Corporate and other	118,711	519,287
Total operating loss	$527,202	$1,944,185

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design, computer and control systems which are predominately located in the United States.

13.	SUBSEQUENT EVENTS

On March 21, 2011, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $565,116 due and payable on March 21, 2013 together with interest at the rate of 12% per annum compounded annually. All other terms of the notes are identical to those issued during the period ended February 28, 2011. No finder’s fees were paid in connection with these notes. The total included $80,116 that was received prior to February 28, 2011 and included in Loans Payable as of that date.

In April, 2011, notes aggregating $150,000 which matured in March, 2011 were converted into 1,881,600 shares, together with warrants entitling the holders to acquire an additional 1,881,600 shares.

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

We are not aware of any events or circumstances that occurred during the period ended February 28, 2011 that are reasonably likely to cause actual results to differ materially from material forward looking information in our Corporate Presentation on our website, for a period covered in that presentation that is not yet complete.

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

Business Operations

Global Green Solutions Inc. is currently a development stage company and is devoting all of its efforts to establishing the GreensteamTM process and technology for the production of industrial process steam and heat (“GreensteamTM”) through its subsidiary, Global Greensteam LLC (“Greensteam”).

Greensteam is developing and marketing its process to convert biomass (primarily wood and crop waste) to low-cost steam. Utilizing the GreensteamTM process is projected to provide steam at lower cost than if it was produced by a system fueled with natural gas. The steam can be used for industrial purposes or for combined heat and power applications. The process promises high thermal conversion efficiency and minimal air pollution, and can utilize a wide range of biomass fuels. One contract is in the early commercial stage in the United States and other project opportunities are being explored in Europe.

The GreensteamTM process consists of a fuel receiving, handling, and preparation system, up to ten GreensteamTM advanced biomass to steam energy conversion units and a steam turbine generator (electricity generation option). The fuel receiving, handling and preparation system receives biomass fuel, removes contaminants and sizes the product for common storage. The energy contained in the biomass is converted to steam energy in the GreensteamTM advanced biomass energy conversion unit. If electricity is a required output, a steam turbine generator converts the steam pressure energy into electrical power, with the remaining heat energy available as industrial process steam or hot water heat. The heart of Greensteam’s uniqueness and source of intellectual property is in the advanced energy conversion unit. Patents have been applied for both for the overall process and the burner.

GreensteamTM is specifically designed to utilize a wide range of “waste” biomass fuels from agricultural, forest, and municipal sources including:

  Orchard and forest waste wood residues;
  Sawmill and pulp and paper mill waste;
  Industrial and commercial wood waste;
  Urban wood waste;
  Energy crops;
  Farm animal manures; and
  Agricultural crop residues – Straw.

We entered into a Program Agreement with Aera Energy LLC (“Aera”), a California oil and gas company on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009. The Program Agreement provides for a test or demonstration unit which will use Greensteam’s waste-to-steam process technology to burn waste biomass to create steam, to be built in an Aera oilfield. Upon successful operation of the demonstration unit, the Program Agreement provides that up to ten commercial scale units could be built. Each of these units is expected to consume approximately 75 thousand tons of biomass per year and generate 80 MMBTU per hour. If the demonstration unit and commercial scale units are successful Aera is expected to use the steam in its enhanced oil recovery operations, replacing an equivalent amount of natural gas fired steam generation.

Construction of the demonstration plant commenced in January, 2010 at Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010 at a cost of approximately $9 million. Testing and system refinements have continued since then, in preparation for meeting the Specific Test Requirements in the Program Agreement. In December, 2010, the demonstration plant achieved full steam generation capacity of approximately 5.8 MW (thermal), operating exclusively on residual woody agricultural biomass fuel. The steam was supplied to Aera for its enhanced oil recovery operations. The next key milestone is completion of a 30 day test as specified in the Program Agreement. The test is designed to confirm the ability of GreensteamTM to reliably and safely produce steam meeting Aera specifications from locally derived biomass specifically by demonstrating:

  Long-term operability by operating the test unit for a minimum of 540 hours out of any continuous 720 hour period,
  NOx reduction, particulate reduction, other emissions reduction, and waste management by complying with the experimental permit,
  An acceptable steam product by generating 750 barrels of steam per day at specified quality and pressure.

A successful test should trigger Aera’s agreement to proceed with the full scale project. We expect the completion of this 30 day test in Q2 of 2011. Following that, the 1.25 MW electrical equivalent demonstration plant will provide process and air emissions data to enable optimization for performance and final air emissions permit approval for full scale units.

Expenditures incurred in connection with the steam generation project and charged to project development costs in the three month period ended February 28, 2011 totaled $410,186 (2010: $1,414,956). As of February 28, 2011, $8,648,457 (November 30, 2010 - $8,307,217) had been received from Aera under the terms of the Second Amendment.

Business Model

Our business model for GreensteamTM is to license the proprietary technology to project partners who will build, own and operate plants in various geographic locations. We will provide engineering specifications for the project design and equipment, sourcing of core equipment components, engineering support in the application of the technology, and consulting support for obtaining the required permits, fuel supply, and energy sales agreements needed to ensure success of the project.

GreensteamTM project partners will typically be project operating companies which own and operate one or more energy producing facilities, and include local project developers who typically own and operate a single project, energy service companies who operate multiple facilities for industrial and electrical utility energy production, industrial companies and electric utilities themselves, and large owner operator companies who own and operate multiple facilities across a wide geography.

Steam and electricity produced by a GreensteamTM project is expected to be purchased under long term contracts (typically 10-20 years) by industrial companies, electric utilities or municipalities. When industrial companies purchase the energy, the projects will be located at their site. For a municipality or electric utility, the project will be located local to the biomass source or collection point.

We have targeted Europe and North America for initial project development activities and are currently focusing on the Western Americas and the UK, both areas being in the geographic “sweet spot” for public policy and availability of reliable energy purchasers.

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

Effect of Current Economic Conditions

Any decrease in the price of fossil fuels is a potential negative factor in regard to how investors may view our Greensteam projects. With GreensteamTM, our expectation is that by 2012, when the first project earns revenue from selling steam, the price of fossil fuels will make the economics of the project favorable. The overall tightness of capital is a problem with respect to the ability of GreensteamTM project partners to secure major project funding, as GreensteamTM projects are capital intensive. We will initially concentrate on projects where either GHG or emissions compliance is a business-threatening issue and the owner has little choice in managing that threat.

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

Results of Operations

	Three Months Ended February 28		Change
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$527,202	$1,944.185	$(1,416,983)	(73%	)
Net Income (Loss) - Non-controlling interests	$(40)	$(7,893)	$7,853	(99%	)
Net Loss – Global Green Solutions	$527,162	$1,936,292	$(1,409,130)	(73%	)

Revenues

We recorded a net loss of $527,162 for the three month period ended February 28, 2011 and have an accumulated deficit of $35,207,698 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected to be from the GreensteamTM project with Aera, starting in early 2012 from engineering services provided on the first commercial scale unit.

Expenses – Three month period ended February 28, 2011 compared to the three month period ended February 28, 2010

Items with notable period over period differences are as follows:

	Three Months Ended February 28		Change
	2011	2010	Amount	Percentage
Consulting fees	$58,177	$134,686	$(76,509)	(57%	)
Finance charges	$56,341	$31,968	$24,373	76%
Interest and bank charges	$82,726	$136,132	$(53,406)	(39%	)
Office and sundry and debt settlements	$(93,221)	$59,697	$(152,918)	(256%	)
Professional fees	$14,688	$71,198	$(56,510)	(79%	)
Project development expenses	$408,491	$1,424,898	$(1,016,407)	(71%	)
Stock based compensation	$-	$85,606	$(85,606)	(100%	)
  Consulting fees decreased mainly due to the following two items. In accordance with the agreement (not yet fully executed as of the date of this report) from the directors and officers to terminate their consulting agreements effective November 30, 2010, no fees were paid or accrued for the first two months of the quarter ended February 28, 2011 and a reduced amount was paid in February, 2011. This resulted in a cost saving of approximately $36,000 over the prior year’s first quarter. Amortization of deferred compensation was $Nil in Q1 2011 compared to approximately $33,000 in Q1 2010, as prepaid consulting services were fully amortized.
  The increase in Finance charges resulted from an increase in accretion of charges on convertible debt, the face value of which was approximately $1,388,000 at the end of Q1 2011 compared to approximately $1,127,000 at the end of Q1 2010.
  The decrease in Interest and bank charges was mainly due to accretion on advances from Aera Energy being approximately $50,000 lower in Q1 2011 than Q1 2010. Those advances decreased to approximately $341,000 during Q1 2011, compared to approximately $1,414,000 during Q1 2010, as the construction of the demonstration project and Aera’s funding of the project was completed.
  Office and sundry decreased mainly as a result of a gain on settlement of approximately $125,000 and a decrease in rent and administrative services of approximately $34,000.
  Professional fees decreased in Q1 2011 compared to Q1 2010 mainly due to differences year over year in timing of billings for external accounting services and audit fees.
  Project development costs decreased in Q1 2011 versus Q1 2010 due to the completion of construction of the Greensteam demonstration project in June 2010.
  Stock-based compensation was lower in Q1 2011 than Q1 2010 due to there being no options issued in the three months ended February 28, 2011 and all options issued in previous fiscal years were fully expensed by November 30, 2010.

Balance Sheet at February 28, 2011 compared to November 30, 2010

Items with notable period-end differences are as follows:

	February 28	November 30	Change
	2011	2010	Amount	Percentage
Cash	$99,655	$140,509	$(40,854)	(29%	)
Accounts payable and accrued liabilities	$1,991,602	$2,604,886	$(613,284)	(24%	)
Convertible notes, net of discount	$1,203,551	$1,010,164	$193,387	19%
Loans payable	$1,771,163	$1,864,005	$(92,842)	(5%	)
Project Funding Advances	$8,812,712	$8,446,766	$365,946	4%
Additional Paid In Capital	$20,976,802	$20,435,348	$541,454	3%
Shares to Be Issued	$587,356	$-	$587,356	-
Share Purchase Warrants	$142,500	$620,500	$(478,000)	(77%	)
  Cash decreased approximately $41,000 during the quarter due to funding that was raised through convertible notes, loans, and project funding advances being slightly less than what was required for operations.
  Payables decreased mainly as a result of two debt settlements totaling approximately $488,000 and a reduction of Greensteam project payables of approximately $112,000.
  The increase in Convertible Notes resulted from the issuance of new notes with a face value of $200,500 during the three months ended February 28, 2011.

  Loans payable decreased as a result of a settlement agreement in connection with two loans totaling approximately $163,000, offset by advances of approximately $71,000 received for the purchase of convertible notes, for which the notes were issued after February 28, 2011. Those advances were temporarily classified as loans payable.
  Project funding advances received in the three months ended February 28, 2011 from Aera Energy LLC totaled $341,240. Accretion of $24,706 on these advances was recorded during the same period.
  Additional Paid In Capital increased approximately $63,000 from recording the value of the embedded conversion feature in convertible notes that were issued in the quarter ended February 28, 2011, and increased $478,000 in connection with the expiry of Share Purchase Warrants during the same period.
  The Company reached agreements with certain lenders during the quarter ended February 28, 2011 to settle approximately $712,000 of loans and other amounts owing in exchange for restricted shares of common stock with an estimated fair value of $587, 356. The shares have not yet been issued and their estimated fair value is included in Shares To Be Issued.
  The value of Share Purchase Warrants decreased due to the fact that a total of 1,176,471 warrants expired during the quarter ended February 28, 2011.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

We estimate that we require $2.7 million to the end of December 2011 as follows:

  We estimate that our funding requirement for public company administration and maintenance, fund raising, investor relations, and general management costs through December 31, 2011 will total approximately $0.4 million.
  Costs related to the Aera project, including the project management team, demonstration plant testing, permits, full scale engineering work, patent work, an Engineering, Procurement and Construction contract, and funding are estimated to total approximately $1.9 million to December 31, 2011.
  We have budgeted a further $0.4 million through to December 2011 for the purpose of building a sustainable GreensteamTM business, i.e. one that is expanded beyond a single project. These costs include marketing collateral, project development not related to the Aera project, certain legal costs, and investor communications.

We are still a development stage company and have not generated any revenues from our operations to date. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources and we will have a serious liquidity issue until major funding is obtained, sufficient to cover ongoing project development costs and corporate operating expenses. First revenues are expected to be from the GreensteamTM project with Aera, starting in early 2012, from engineering services provided on the first commercial scale unit. We will be dependent initially on a few projects to grow our business. While our objective will be to broaden that project base as soon as is practicable, we need to balance expansion against ensuring the success of initial GreensteamTM projects. We are pursuing funding initiatives through a variety of sources.

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

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of February 28, 2011.

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

C. Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We are not a party to any current or pending legal proceedings as of the date of this quarterly report.

Item 1A.           RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the year ended November 30, 2010 or in the Assumptions and Risks section of our Corporate Presentation on our website.

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES

On December 21, 2010, February 14, 2011, and March 21, 2011 we completed private placements of securities to US subscribers pursuant to Rule 506 of Reg D of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amount of $705,500, due and payable, together with interest at the rate of 12% per annum compounded annually, on December 7, 2012 ($10,000), February 14, 2013 ($140,500) and March 21, 2013 ($555,000). At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The notes were issued to fifteen persons who represented that they were an accredited investor. No compensation was paid in connection with the issuance of these notes.

On February 14, 2011 and March 21, 2011 we completed private placements of securities to offshore subscribers pursuant to Regulation S of the Securities Act of 1933 wherein we issued convertible notes in the aggregate amount of $60,116 due and payable, together with interest at the rate of 12% per annum compounded annually, on February 14, 2013 ($50,000) and March 21, 2013 ($10,116). At the election of the holder, the note and interest accrued thereon are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. The notes were issued outside of the United States to two non-US persons. No compensation was paid in connection with the issuance of these notes.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2011.

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