Form 10-Q
period 2011-05-31
GLOBAL GREEN SOLUTIONS INC.
filed 2011-07-15
CIK 1277576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51198

GLOBAL GREEN SOLUTIONS INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-8616221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4326 Dunbar Street
Box 45100
Vancouver, BC
Canada
(Address of principal executive offices)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]   NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,140,829 as of July 14, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FOR THE SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Stated in U.S. Dollars)

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)
	MAY 31	NOVEMBER 30
	2011	2010
ASSETS
Current
Cash	$2,178	$140,509
Amounts receivable	30,954	12,837
Prepaid expenses	20,443	29,792
	53,575	183,138
Equipment	3,436	4,419
	$57,011	$187,557
LIABILITIES
Current
Accounts payable and accrued liabilities	$1,374,359	$2,604,886
Convertible notes	1,515,913	1,010,164
Loans payable	1,533,592	1,864,005
	4,423,864	5,479,055
Project Funding Advances	8,856,173	8,446,766
	13,280,037	13,925,821
Commitments And Contractual Obligations (Note 9)
Subsequent Events (Note 13)
STOCKHOLDERS’ DEFICIENCY
Capital Stock
Authorized:
100,000,000 Common shares, par value $0.00001 per share
Issued and outstanding:
50,140,829 common shares at May 31, 2011	501	480
48,009,229 common shares at November 30, 2010
Additional Paid-In Capital	21,310,087	20,435,348
Shares To Be Issued	742,065	-
Share Purchase Warrants	193,816	620,500
Deficit Accumulated During The Development Stage	(35,356,653)	(34,680,536)
Deficiency Attributable to Global Green Solutions Inc.	(13,110,184)	(13,624,208)
Deficiency Attributable to Non-controlling Interests	(112,842)	(114,056)
	(13,223,026)	(13,738,264)
	$57,011	$187,557

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Stated in U.S. Dollars)
						CUMULATIVE
						PERIOD FROM
						INCEPTION
	THREE MONTHS ENDED		SIX MONTHS ENDED			JUNE 10, 2003
	MAY 31		MAY 31			TO
	2011	2010	2011		2010	MAY 31, 2011
Revenue	$-	$-	$-	$	- $	-
Operating Expenses
Consulting fees	106,434	131,853	164,611		266,539	4,530,627
Finance charges	58,708	41,118	115,049		73,086	2,361,362
Interest and bank charges	73,918	212,248	156,644		348,380	899,192
Office and sundry	(1,448)	22,734	30,097		82,431	1,673,847
Professional fees	73,248	24,011	87,936		95,209	1,066,091
Project development expenses	584,736	2,721,271	993,227		4,146,169	15,240,248
Stock-based compensation	-	43,561	-		129,167	7,660,100
	895,596	3,196,796	1,547,564		5,140,981	33,431,467
Operating Loss before Other Income
(Expense)	(895,596)	(3,196,796)	(1,547,564)		(5,140,981)	(33,431,467)
Other Income (Expense)
Gain (Loss) on debt settlements	747,895	-	872,661		-	884,983
Impairment of advances	-	-	-		-	(2,837,160)
Impairment of intangibles	-	-	-		-	(357,100)
Interest income	-	-	-		-	60,049
Net Loss	(147,701)	(3,196,796)	(674,903)		(5,140,981)	(35,680,695)
Net (Income) Loss Attributable To Non- controlling Interests	(1,254)	6,017	(1,214)		13,910	324,042
Net Loss Attributable to Global Green Solutions Inc.	$(148,955)	$(3,190,779)	$(676,117)		$(5,127,071)	$(35,356,653)
Basic And Diluted Loss Per Common Share	$(0.00)	$(0.07)	$(0.01)		$(0.11)
Weighted Average Number Of Common Shares Outstanding	47,464,378	47,286,099	48,580,374		47,189,396

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC. (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Stated in U.S. Dollars)
			CUMULATIVE
			PERIOD FROM
	SIX MONTHS ENDED		INCEPTION
	MAY 31		JUNE 10, 2003 TO
	2011	2010	MAY 31, 2011
Cash Flows (Used In) Provided By: Operating Activities
Net loss	$(674,903)	$(5,140,981)	$(35,680,695)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	983	2,315	66,644
Non-cash finance charges	115,049	73,086	2,361,362
Stock-based compensation	-	129,167	7,660,100
Non-cash consulting services	35,000	64,851	1,063,083
Non-cash license fee	-	-	165,000
Gain on non-cash debt settlements	(872,661)	-	(884,983)
Non-cash project development expense recovery	-	-	(575,314)
Accrued interest	156,213	343,877	848,269
Impairment of intangible assets	-	-	357,100
Impairment of advances	-	-	2,837,160
Changes to operating assets and liabilities
Amounts receivable	(18,117)	(3,026)	(149,954)
Prepaid expenses	9,349	(37,682)	(20,443)
Accounts payable and accrued liabilities	(38,061)	743,893	2,254,369
	(1,287,148)	(3,824,500)	(19,698,302)
Investing Activities
Acquisition of equipment and intangible asset	-	(3,893)	(70,180)
Pilot project facilities and equipment	-	-	(2,718,160)
	-	(3,893)	(2,788,340)
Financing Activities
Issue of share capital, net of issuance costs	-	-	7,907,588
Net proceeds from convertible notes	756,116	148,100	3,300,048
Advances from non-controlling interests	-	10,200	122,116
Loan advances (repayments) - net	8,000	21,378	2,467,150
Project funding advances	384,701	3,744,066	8,691,918
	1,148,817	3,923,744	22,488,820
Increase (Decrease) In Cash	(138,331)	95,351	2,178
Cash, Beginning Of Period	140,509	41,956	-
Cash, End Of Period	$2,178	$137,307	$2,178
Supplemental Information
Cash Activities:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities (Note 10)

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

The Company conducts the majority of its operations through its subsidiary, Global Greensteam LLC, a California corporation of which it owns 100%. That subsidiary is developing its Greensteam process technology and projects that convert biomass (primarily wood and crop waste) to low-cost steam. The steam can be used for industrial purposes or for combined heat and power applications.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $35.4 million for the period from June 10, 2003 (inception) to May 31, 2011, has a stockholders’ deficiency of approximately $13.1 million, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its Greensteam biomass combustion projects. The Company plans to continue as a going concern by actively developing and marketing its Greensteam technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended November 30, 2010. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the November 30, 2010 financial statements, has been omitted. The results of operations for the six month period ended May 31, 2011 are not necessarily indicative of results for the entire year ending November 30, 2011.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

The Company conducts a portion of its operations through the following subsidiaries:

Global Greensteam LLC, a California corporation owned 100%; and

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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

The Company has adopted the provision codified in ASC 350, Intangibles – Goodwill and Other which revises the accounting for purchased goodwill and intangible assets. Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized and are tested for impairment annually. The determination of any impairment would include a comparison of estimated future operating cash flows anticipated during the remaining life with the net carrying value of the asset as well as a comparison of the fair value to book value of the Company. The Company had no intangible assets as at May 31, 2011 and November 30, 2010.

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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

Development costs are expensed in the period they are incurred unless they meet specific criteria related to technical, market and financial feasibility, as determined by management, including but not limited to the establishment of a clearly defined future market for the product, and the availability of adequate resources to complete the project. If all criteria are met, the costs are deferred and amortized over the expected useful life, or written off if a product is abandoned. At May 31, 2011 and November 30, 2010, the Company had no deferred product development costs.

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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	o)	Recent Accounting Pronouncements

The Company has adopted the provisions of ASC 810, Consolidation. The revised guidance establishes new accounting, reporting and disclosure standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, ASC 810 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section, but separate from the company’s equity. It also requires that the net income to be reported include the amounts attributable to both the parent and the non- controlling interest. The revised guidance has been applied prospectively as of the beginning of fiscal year 2010, except for the presentation and disclosure requirements which will be applied retrospectively for prior periods. Other than the change in presentation of non-controlling interests, this adoption did not have a material impact on the Company’s financial statements.

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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

Greensteam entered into a Program Agreement with Aera Energy LLC (“Aera”), an oil and gas company, on March 31, 2008, a First Amendment to the Program Agreement, effective October 22, 2008, and a Second Amendment to the Program Agreement effective November 24, 2009. The Program Agreement provides for a demonstration unit which will use Greensteam’s process technology to burn waste biomass to create steam, to be built at a location of the oil and gas company. The Program Agreement also provides that up to ten commercial scale units could be built, depending on the results of the demonstration unit.

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

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

3.	PROJECT DEVELOPMENT (Continued)

Greensteam has an obligation to grant Aera an Exclusive License Grant in the following circumstances:

1.	If the demonstration unit fails to meet the pre-agreed specific test requirements and either party gives notice as provided;

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

Expenditures incurred in connection with the steam generation project and charged to project development costs in the six month period ended May 31, 2011 totaled $994,922 (2010 - $4,121,786). Total steam generation project development expenditures to May 31, 2011 aggregate to $11,924,895.

The pricing formula now includes a lower discount amount per volume of steam, but for the full term of the Agreement. The Company records the Aera advances and accretion thereon over the term to the estimated commencement of delivery of steam from the first commercial scale project to Aera. Accretion is recorded using the effective interest method such that the balance of advances and accretion is equal to the estimated fair value of the future steam discount. As of May 31, 2011, $8,691,918 (November 30, 2010 - $8,307,217) had been received from Aera under the terms of the Program Agreement and $164,255 (November 30, 2010 - $139,549) had been recorded as the estimated accretion thereon. As a result of changes to certain estimates contained within the above analysis, no further accretion was recorded during the three month period ended May 31, 2011.

Construction of the demonstration unit commenced in January, 2010 at Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010 at a cost of approximately $9 million. In December, 2010, the demonstration plant achieved full steam generation capacity of approximately 5.8 MW (thermal), operating exclusively on residual woody agricultural biomass fuel. The steam was supplied to Aera for its enhanced oil recovery operations. Testing and system refinements have continued since then, in preparation for meeting the specified test requirements in the Second Amendment. The next key milestone is completion of a 30 day test as specified in the Program Agreement. The test is designed to confirm the ability of Greensteam to reliably and safely produce steam meeting Aera specifications from locally derived biomass. A successful test should trigger Aera’s agreement to proceed with the full scale project. The 30 day test is expected to be completed in the third calendar quarter of 2011.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES

During the six months ended May 31, 2011, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $765,616 as follows:

$10,000 on December 21, 2010, due and payable on December 7, 2012;
$190,500 on February 14, 2011, due and payable on February 14, 2013; and
$565,116 on March 21, 2011, due and payable on March 21, 2013.

At the election of the holder, the notes and interest accrued thereon at the rate of 12% per annum compounded annually are convertible into units at a rate of $0.10 per unit. Each unit is comprised of one restricted share of common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share at $0.25 per share for a two year term from the date of conversion. To date, none of the notes or accrued interest that were issued in the six months ended May 31, 2011 have been converted into units. No finder’s fees were paid in connection with these notes.

During the year ended November 30, 2010, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $240,000 which are due and payable between November 24, 2011 and November 1, 2012, together with interest. All other terms of the notes are identical to those issued in 2011. To date, none of the notes or accrued interest has been converted into units. In connection with these notes, the Company paid a total of $12,600 in finder’s fees.

During the year ended November 30, 2009, the Company issued convertible notes (the “note” or “notes”) in the aggregate amount of $847,405 which are due and payable between March 2, 2011 and October 23, 2011, together with interest. All other terms of the notes are identical to those issued in 2011. In connection with these notes, the Company paid a total of $35,873 in finder’s fees. During the six months ended May 31, 2011, $150,000 of these convertible notes and $38,160 of accrued interest were converted into 1,881,600 units of the Company (refer to Note 7 a) i)).

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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

4.	CONVERTIBLE NOTES (Continued)

In accordance with the provisions of ASC 470-20, Debt, the Company recognized the value of the embedded beneficial conversion feature of $29,412 in connection with the 2008 note, $250,843 in connection with the 2009 notes, $75,242 in connection with the 2010 notes, and $224,916 in connection with the 2011 notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt with the fair value of the debt being determined on a relative fair value basis, based on the underlying estimated fair values of the common shares and share purchase warrants issuable on conversion. The embedded beneficial conversion feature was recorded as a credit to additional paid-in capital. The resulting debt discount and finders’ fees are being accreted over the term of the note using the effective interest amortization method. In the event of conversion of the note, the proceeds will be allocated proportionately to the share purchase warrants issued and to the common shares issued, consistent with the original allocations between their debt and equity components. To May 31, 2011, the Company has recorded accretion of $341,778 (November 30, 2010: $226,729) and accrued interest of $284,180 (November 30, 2010: $193,669).

5.	LOANS PAYABLE

The Company was indebted as at May 31, 2011 for short term, unsecured loans totaling $1,533,592 (November 30, 2010 - $1,864,005).

-

$705,792 of that total (November 30, 2010: $654,292) is non-interest bearing, and with no specific terms of repayment. That includes $51,500 (November 30, 2010: $377,414) due to officers and directors or companies controlled by individual directors. The amount due to officers and directors or companies controlled by individual directors at November 30, 2010 was interest bearing.

-

The Company reached agreements during the six month period ended May 31, 2011 with officers and directors or companies controlled by directors to settle $328,914 of loan principal, plus accrued interest totaling $105,149, and other fees and expenses owing totaling $1,180,663 in exchange for 5,002,126 restricted shares of common stock. The shares have not yet been issued and their estimated fair value of $742,065 is included in Shares To Be Issued.

-

$827,800 (November 30, 2010: $832,300) is unsecured, bearing interest at 10% per annum on $822,800 with no specific terms of repayment, and 12% per annum on $5,000 which is expected to be exchanged for convertible debt in the period ending August 31, 2011.

	-	To May 31, 2011, the Company has recorded accrued interest of $219,233 (November 30, 2010 - $283,385) which is included in Accounts Payable.

6.	NON-CONTROLLING INTERESTS

For the six month period ended May 31, 2011, the Company recorded net income attributable to a non- controlling interest of $1,214 (2010 loss: $13,910). The non-controlling interest is the 20% of the Company’s South African subsidiary that is not owned by the Company. That subsidiary was inactive during the period ended May 31, 2011 and is to be wound up.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK

	a)	Common Stock

During the six month period ended May 31, 2011, the Company:

i)

Issued 1,881,600 shares on conversion of convertible debt and accrued interest totaling $188,160 into 1,881,600 units with each unit comprised of one common share and one warrant to acquire a further share on payment of $0.25, exercisable for two years.

ii)	Issued 250,000 shares in connection with consulting services provided to the Company. The estimated fair value of the common shares was $35,000 which was expensed in the period.

iii)

Reached agreements with certain lenders during the period to settle $328,914 of loan principal, plus accrued interest totaling $105,149, and other fees and expenses owing totaling $1,180,663 in exchange for 5,002,126 restricted shares of common stock. The shares have not yet been issued and their estimated fair value of $742,065 is included in Shares To Be Issued.

b)	Stock Options

The Company has a stock option plan that provides for the issuance of options to its directors, officers, employees and consultants. The number, exercise price, term and vesting conditions of the options are determined by the board of directors. The maximum number of shares of the Company available for grants of stock options under the current plan was initially 10,000,000 common shares. To May 31, 2011, 4,549,850 options (November 30, 2010: 4,549,850) had been issued under this plan, leaving 5,450,150 available to be issued. During the six month period ended May 31, 2011, the Company did not grant any stock options and recorded $Nil (November 30, 2010: $132,767) in stock-based compensation expense for options granted in prior years, while 800,000 options expired during the period without being exercised.

During the year ended November 30, 2010, the Company did not grant any stock options but recorded $132,767 in stock-based compensation expense for options granted in prior years. Of that amount, $710 related to options issued in 2009, $72,757 was in connection with options issued in 2008, and $59,300 was expense related to the final vesting of options issued in 2007.

The following table provides certain information with respect to the above stock options that are outstanding and exercisable at May 31, 2011:

	STOCK	STOCK	WEIGHTED
	OPTIONS	OPTIONS	AVERAGE
	ISSUED	OUTSTANDING	REMAINING
EXERCISE	AND	AND	CONTRACTUAL
PRICE	OUTSTANDING	EXERCISABLE	LIFE
$ 0.20	2,760,000	2,760,000	0.64 years
$ 0.20	675,000	675,000	0.69 years
	3,435,000	3,435,000

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

7.	CAPITAL STOCK (Continued)

b)	Stock Options (Continued)

The Company’s stock option activity for the six month period ended May 31, 2011 and the year ended November 30, 2010 was as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING
	OF	EXERCISE	CONTRACTUAL
	OPTIONS	PRICE	LIFE
Balance outstanding, November 30, 2009	5,550,000	$0.39	1.58 years
Expired during the year	(1,315,000)	0.80
Balance outstanding, November 30, 2010	4,235,000	0.26	1.00 year
Expired during the period	(800,000)	0.50
Balance outstanding, May 31, 2011	3,435,000	$0.20	0.65 years

As at May 31, 2011, the aggregate intrinsic value (“AIV”) under the provisions of ASC 718, Compensation-Stock Compensation, of all outstanding, vested stock options was $NIL and the AIV of options exercised during the period ended May 31, 2011 was $NIL.

c)	Share Purchase Warrants

The Company’s share purchase warrant activity for the six month period ended May 31, 2011 and the year ended November 30, 2010 was as follows:

			WEIGHTED
	NUMBER OF	WEIGHTED	AVERAGE
	SHARE	AVERAGE	REMAINING
	PURCHASE	EXERCISE	CONTRACTUAL
	WARRANTS	PRICE	LIFE
Balance, November 30, 2009	1,326,471	$1.49	1.13 years
Balance, November 30, 2010	1,326,471	1.49	0.13 years
Granted during the period	1,881,600	0.25
Expired during the period	(1,176,471)	1.50
Balance, May 31, 2011	2,031,600	$0.33	1.76 years

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

During the six month period ended May 31, 2011, the Company carried out a number of transactions with related parties. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties. The following are related party transactions and amounts owing at May 31, 2011 that are not disclosed elsewhere in these financial statements:

  During the six month period ended May 31, 2011, the Company paid and/or accrued consulting fees to directors and officers of the Company in the amount of $89,071 (2010 - $268,988).

  During the six month period ended May 31, 2011, the Company paid or accrued $Nil (2010 - $34,134) in rent and administration fees to a company controlled by a significant shareholder of the Company.

  $Nil (November 30, 2010 - $1,334,101) was owing to related parties and is included in accounts payable and accrued liabilities. These amounts are unsecured, non-interest bearing, and have no specific terms of repayment. See also Note 5.

  During the six month period ended May 31, 2011, the Company entered into settlement agreements with directors and officers of the Company or with companies controlled by certain directors and officers. The Company agreed to issue 5,002,126 restricted common shares with an estimated fair value of $742,065 in settlement of loans totaling $328,914, accrued interest totaling $105,149, unpaid expenses totaling $77,114, unpaid consulting fees totaling $795,371, and unpaid rent and administrative services totaling $308,178 resulting in a gain on settlement of $872,661. The shares have not yet been issued and their estimated fair value is included in Shares To Be Issued.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Except as disclosed elsewhere in these consolidated financial statements, the Company had no commitments and contractual obligations at May 31, 2011. The following agreements which the Company had previously entered into with officers, employees and consultants were cancelled in the six month period ended May 31, 2011:

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

In addition, the Company granted the right to buy 4,250,000 shares of the Company at $0.00001. 4,250,000 shares were issued by January 31, 2008. The agreement may be terminated upon provision of 6 months notice by the Company or 60 days notice by the Chief Executive Officer. The Company reached agreement with the Chief Executive Officer to cancel this contract. The cancellation was included as part of a debt settlement agreement completed in May, 2011 and an ongoing agreement has yet to be determined.

ii)

On September 18, 2007, effective from May 1, 2007, for the services of a Chief Operating Officer. The agreement has a five year term and includes base annual compensation of $96,000 plus $12,000 annually for providing a serviced office, and $48,000 annually for marketing and communication services. All amounts are payable monthly. The contract may be terminated upon six months notice. The Company reached agreement with the Chief Operating Officer to cancel this contract. The cancellation was included as part of a debt settlement agreement completed in May, 2011 and an ongoing agreement has yet to be determined.

iii)

Effective February 1, 2008, with a four year term for the provision of services of a Corporate Secretary by a consulting firm that is owned and controlled by a director of the Company. The agreement includes base compensation of $6,500 per month, plus applicable tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consulting firm is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired. The Company reached agreement with the consulting firm to cancel this contract. The cancellation was included as part of a debt settlement agreement completed in February, 2011 and an ongoing agreement has yet to be determined.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

9.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

iv)

Effective February 1, 2008, with a four year term for the provision of services of a corporate consulting firm which is owned and controlled by a director of the Company. The agreement includes base compensation of $2,500 per month, plus applicable tax. The agreement may be terminated by either party upon thirty days written notice. In the event of termination upon a change of control, the consultant is entitled to severance compensation equal to twelve months of base compensation. This replaced a previous agreement which had expired. The Company reached agreement with the consulting firm to cancel this contract. The cancellation was included as part of a debt settlement agreement completed in May, 2011 and an ongoing agreement has yet to be determined.

v)

Effective May 1, 2008, for the provision of services of a General Manager for its subsidiary, Global Green Solutions Pty Ltd. The agreement has a three year term ending April 30, 2011 and may be terminated on three months notice. Compensation under this agreement is comprised of a base fee of $81,600 annually, payable monthly, and an option to acquire 100,000 restricted common shares at $0.00001, vesting immediately. 100,000 shares were issued in the year ended November 30, 2008. The Company reached agreement with the General Manager in February, 2011 to cancel this contract. The agreement will not be replaced as the cancellation is part of a wind-up of the Company’s South African subsidiary which is expected to be completed in the third calendar quarter of, 2011.

vi)

Effective January 1, 2009, with a three year term for the services of a Chief Financial Officer. The agreement includes base compensation of $8,000 per month, plus applicable tax. The agreement may be terminated upon six months notice by the Company. The Company reached agreement with the Chief Financial Officer to cancel this contract. The cancellation was included as part of a debt settlement agreement completed in May, 2011 and an ongoing agreement has yet to be determined.

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company recorded non-cash finance costs as follows:

	Six Month
	Period Ended May 31
	2011	2010
Amortization of the intrinsic value and/or beneficial
conversion feature of the convertible notes	$115,049	$73,086

During the six month period ended May 31, 2011 the Company:

i)	Recognized the value of the embedded beneficial conversion feature of $224,916 in respect of convertible notes totaling $765,616.

ii)	Agreed to issue 5,002,126 restricted common shares with an estimated fair value of $742,065 in settlement of certain unpaid fees, expenses, loans, and accrued interest totaling $1,614,726 resulting in a gain on settlement of $872,661. The shares have not yet been issued and their estimated fair value above is included in Shares To Be Issued. See Note 8.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

10.	NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued)

During the six month period ended May 31, 2010 the Company:

	i)	Recognized the value of the embedded beneficial conversion feature of $56,000 in respect of convertible notes totaling $180,000.

ii)

Issued, in connection with three consulting agreements, 750,000 shares with a fair value of $78,750, all of which had been expensed in the year ended November 30, 2009 and recorded as Shares To Be Issued at that date.

iii)

Issued 75,000 shares with a fair value of $8,438 in connection with a consulting agreement, $4,500 of which was expensed in the period and $3,938 of which was expensed in the year ended November 30, 2009 and included in Shares To Be Issued at that date. A further 187,500 shares with a fair value of $21,151, which was expensed in the period, were issuable at May 31, 2010 and included in Shares To Be Issued. Those shares were issued in July, 2010.

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

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

11.	FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

For assets measured at fair value on a nonrecurring basis, the following table provides the fair value measures by level of valuation assumptions used:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
Project Funding Advances
May 31, 2011	$-	$-	$8,856,173
November 30, 2010	$-	$-	$8,446,766

Fair Value of Financial Instruments

The following table reflects the fair value of financial instruments:

		May 31, 2011		November 30, 2010
		Carrying	Estimated	Carrying	Estimated
	Level	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash	1	$2,178	$2,178	$140,509	$140,509
Amounts receivable	1	30,954	30,954	12,837	12,837
Financial Liabilities:
Accounts payable and accrued liabilities	1	1,374,359	1,374,359	2,604,886	2,604,886
Convertible notes	3	1,515,913	1,515,913	1,010,164	1,010,164
Loans payable	1	1,533,592	1,533,592	1,864,005	1,864,005

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

The Company is developing and marketing its GreensteamTM technology through its demonstration project in California. The technology is designed to converts biomass (primarily wood and crop waste) to low-cost steam with an extremely low emissions profile and high conversion efficiency. The steam is intended to be used for industrial purposes, to generate electrical power, or for distributed heating. One contract is in the early commercial stage in the United States, and other project opportunities are being developed.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
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

	Six Months Ended May 31
	2011	2010
Operating Loss (Gain):
Biomass-fueled steam generation project	$994,922	$4,121,786
Other	(1,695)	24,383
Total reportable segments	993,227	4,146,169
Corporate and other	(345,324)	994,812
Total operating loss	$647,903	$5,140,981

The Company’s long-lived assets, including additions to equipment and depreciation, relate mainly to project design, computer and control systems which are predominately located in the United States.

13.	SUBSEQUENT EVENTS

The Company entered into an agreement on June 27, 2011 to sell its GreensteamTM demonstration system located near Bakersfield, California (the “System”). The Company will receive $400,000 in return for the System and 1,000,000 restricted shares of its common stock. To date, $256,500 has been received and the shares have not been issued. The Company expects to receive the balance before the end of July, 2011. The agreement provides for the following:

The Company retains the exclusive use of the System until June 30, 2012 if required, for ongoing testing and development of its Greensteam process and technology.

At any time on or before December 31, 2011, the Company has the option to repurchase the System from the purchaser (the “Buy-Back Option”) for the sum of $400,000.

If the Buy-Back Option is not exercised:

1.

The purchaser will assume the Company’s obligations in the Program Agreement dated March 31, 2008 between Aera Energy LLC and Global Greensteam LLC to remove the System from the current site when the Company’s use of the System is completed, which is currently expected to be in mid- 2012; and

2.

The Company shall grant to the purchaser a non-exclusive license (the “License”) to use the technology relating to the Company’s Greensteam process with, and only with, the System. The License is not transferrable without the Company’s written consent.

GLOBAL GREEN SOLUTIONS INC.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED MAY 31, 2011 AND 2010
(Unaudited)
(Stated in U.S. Dollars)

13.	SUBSEQUENT EVENTS (Continued)

Management has evaluated subsequent events and the impact on the reported results and disclosures and has concluded that no other significant events require disclosure as of the date the interim consolidated financial statements were issued.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

We are not aware of any events or circumstances that occurred during the period ended May 31, 2011 that are reasonably likely to cause actual results to differ materially from material forward looking information in our Corporate Presentation on our website, for a period covered in that presentation that is not yet complete.

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

Construction of the demonstration plant commenced in January, 2010 at Aera’s Belridge oilfield, near Bakersfield, California and was completed in June, 2010 at a cost of approximately $9 million. Testing and system refinements have continued since then, in preparation for meeting the Specific Test Requirements in the Program Agreement. In December, 2010, the demonstration plant achieved full steam generation capacity of approximately 5.8 MW (thermal), operating exclusively on residual woody agricultural biomass fuel. The steam was supplied to Aera for its enhanced oil recovery operations. Extensive process adjustments were then undertaken which significantly improved Greensteam performance, culminating in a resumption of steam generation in June 2011, utilizing 100% biomass fuel and running for over 24 hours. Operations included simultaneous preparation and waste heat drying of the fuel being consumed, which is a key element of the Greensteam process.

The next key milestone is completion of a 30 day continuous performance test as specified in the Program Agreement. The test is designed to confirm the ability of GreensteamTM to reliably and safely produce steam meeting Aera specifications from locally derived biomass, specifically by demonstrating:

  Long-term operability by running the test unit for a minimum of 540 hours out of any continuous 720 hour period;

  NOx reduction, particulate reduction, other emissions reduction, and waste management by complying with the experimental permit; and

  An acceptable steam product by generating 750 barrels of steam per day at specified quality and pressure.

A successful test should trigger Aera’s agreement to proceed with the full scale project. We expect the completion of this 30 day test in the third calendar quarter of 2011. Following that, the 1.25 MW electrical equivalent demonstration plant will provide process and air emissions data to enable optimization for performance and final air emissions permit approval for full scale units.

Expenditures incurred in connection with the steam generation project and charged to project development costs in the six month period ended May 31, 2011 totaled $994,922 (2010: $4,121,786). The higher level of costs in 2010 was due to construction which was being completed at that time, whereas equivalent 2011 costs included operations only. As of May 31, 2011, $8,691,918 (November 30, 2010 - $8,307,217) had been received from Aera under the terms of the Second Amendment.

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

Effect of Current Economic Conditions

Any decrease in the price of fossil fuels is a potential negative factor in regard to how investors may view our Greensteam projects. With GreensteamTM, our expectation is that by 2012, when the first project earns revenue from selling steam, the price of fossil fuels will make the economics of the project favorable. The overall tightness of capital is a potential problem with respect to the ability of GreensteamTM project partners to secure major project funding, as GreensteamTM projects are capital intensive. We will initially concentrate on projects where either GHG or emissions compliance is a business-threatening issue and the owner has little choice in managing that threat.

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

Results of Operations
	Three Months Ended May 31		Change
	2011	2010	Amount	Percentage
Revenue	$-	$-	$-	-
Expenses	$895,596	$3,196,796	$(2,301,200)	(72%	)
(Gain) Loss on debt settlements	(747,895)	-	(747,895)	-
Net Income (Loss) - Non-controlling interests	$1,254	$(6,017)	$7,271	121%
Net Loss – Global Green Solutions	$148,955	$3,190,779	$(3,041,824)	(95%	)
Revenues

We recorded a net loss of $148,955 for the three month period ended May 31, 2011 and have an accumulated deficit of $35,356,653 since inception. We have had no operating revenues since our inception on June 10, 2003. We do not anticipate that we will generate any revenues during the period in which we are a development stage company. First revenues are expected to be from the GreensteamTM project with Aera Energy LLC, starting in 2012 from engineering services to be provided on the first commercial scale unit.

Expenses – Three month period ended May 31, 2011 compared to the three month period ended May 31, 2010

Items with notable period over period differences are as follows:
	Three Months Ended May 31		Change
	2011	2010	Amount	Percentage
Consulting fees	$106,434	$131,853	$(25,419)	(19%	)
Finance charges	$58,708	$41,118	$17,590	43%
Interest and bank charges	$73,918	$212,248	$(138,330)	(65%	)
Office and sundry	$(1,448)	$22,734	$(24,182)	(105%	)
Professional fees	$73,248	$24,011	$49,237	205%
Project development expenses	$584,736	$2,721,271	$(2,136,535)	(79%	)
Stock based compensation	$-	$43,561	$(43,561)	(100%	)
(Gain) Loss on debt settlements	$(747,895)	$-	(747,895)	-

  Consulting fees decreased mainly due to no accrual being made in the current quarter for consulting fees for our South African subsidiary, compared to an accrual of $25,500 for the same quarter last year. The subsidiary was inactive in the current quarter and is to be wound up.

  The increase in Finance charges resulted from an increase in accretion of charges on convertible debt, the face value of which was approximately $1,803,000 at the end of Q2 2011 compared to approximately $1,127,000 at the end of Q2 2010.

  The decrease in Interest and bank charges was mainly due to accretion on advances from Aera Energy LLC being approximately $145,000 lower in Q2 2011 than Q2 2010. As a result of changes to certain estimates, no further accretion was recorded during the three month period ended May 31, 2011. Advances during the May 31, 2011 quarter were approximately $43,000, compared to approximately $2,330,000 in the same quarter in 2010. Those advances decreased year over year as the construction of the demonstration project and Aera’s funding of the project was completed.

  Office and sundry decreased mainly due to no cost in 2011 for rent and administrative services, together with a foreign exchange gain in the current quarter.

  Professional fees are considerably higher in the 2011 quarter than in 2010, however the six month year to date costs for 2011 compared to 2010 have only changed (decreased) by approximately 7%. The quarterly difference is mainly due to differences year over year in timing of billings for external accounting services and audit fees.

  Project development costs decreased in Q2 2011 versus Q2 2010 due to the completion of construction of the Greensteam demonstration project in June 2010. Current project development costs are comprised of costs for the project site manager and team, site costs, and costs related to testing, development and modifications, but no construction.

  Stock-based compensation was lower in Q2 2011 than Q2 2010 due to there being no options issued in the six months ended May 31, 2011 and all options issued in previous fiscal years were fully expensed by November 30, 2010.

Balance Sheet at May 31, 2011 compared to November 30, 2010

Items with notable period-end differences are as follows:
	May 31	November 30	Change
	2011	2010	Amount	Percentage
Cash	$2,178	$140,509	$(138,331)	(98%	)
Amounts receivable	30,954	12,837	18,117	141%
Accounts payable and accrued liabilities	$1,374,359	$2,604,886	$(1,230,527)	(47%	)
Convertible notes, net of discount	$1,515,913	$1,010,164	$505,749	50%
Loans payable	$1,533,592	$1,864,005	$(330,413)	(18%	)
Project Funding Advances	$8,856,173	$8,446,766	$409,407	5%
Additional Paid In Capital	$21,310,087	$20,435,348	$874,739	4%
Shares to Be Issued	$742,065	$-	$742,065	-
Share Purchase Warrants	$193,816	$620,500	$(426,684)	(69%	)

  Cash decreased approximately $138,000 during the current period due to proceeds from convertible notes, loans, and project funding advances being less than the amount required to fund operations.

  Accounts payable and accrued liabilities decreased mainly as a result of us reaching agreements with certain lenders during the six months ended May 31, 2011 to settle accrued interest owing of approximately $105,000, and other fees and expenses owing of approximately $1,181,000 in exchange for restricted shares of our common stock.

  The increase in Convertible Notes resulted from the issuance of new notes with a face value of $765,616 during the six months ended May 31, 2011. A portion of the notes’ face value, representing the estimated value of the beneficial conversion feature, was allocated to additional paid-in capital.

  Loans payable decreased primarily as a result of agreements being reached with certain lenders during the six months ended May 31, 2011 to settle approximately $329,000 of loan principal in exchange for restricted shares of our common stock.

  Project funding advances received in the six months ended May 31, 2011 from Aera Energy LLC totaled $384,701. Accretion of $24,706 on these advances was recorded during the same period.

  Additional Paid In Capital increased during the six months ended May 31, 2011 as a result of the following items: approximately $225,000 from recording the value of the embedded conversion feature in convertible notes that were issued; approximately $478,000 in connection with the expiry of Share Purchase Warrants; approximately $35,000 on the issue of 250,000 shares in connection with the provision of consulting services; and approximately $137,000 on the conversion of notes and accrued interest.

  Shares To Be Issued increased due to agreements being reached with certain lenders during the six months ended May 31, 2011 to settle approximately $329,000 of loan principal, accrued interest owing of approximately $105,000, and other fees and expenses owing of approximately $1,181,000 in exchange for 5,002,126 restricted shares of common stock. The shares have not yet been issued and their estimated fair value of $742,065 is included in Shares To Be Issued.

  The value of Share Purchase Warrants decreased by approximately $478,000 when 1,176,471 warrants with an exercise price of $1.50 expired and increased by approximately $51,000 when 1,881,600 warrants with an exercise price of $0.25 were issued during the six months ended May 31, 2011.

Liquidity and Capital Resources

Our ability to generate adequate amounts of cash to meet our needs is entirely dependent on the issuance of shares, debt securities, loans, or the sale of project equity.

We estimate that we require $1.8 million to the end of December 2011 as follows:

  We estimate that our funding requirement for public company administration and maintenance, investor and marketing communications, legal costs, and general management through December 31, 2011 will total approximately $0.3 million.

  Costs related to the commercialization of the Greensteam technology and development of the Aera project, including the project management team, demonstration plant testing, permits, patent work, and commercial infrastructure development are estimated to total approximately $1.5 million to December 31, 2011.

We are still a development stage company and have not generated any revenues from our operations to date. We have no certainty that the cash flows necessary to meet the above requirements can be obtained from outside sources and we will have a serious liquidity issue until major funding is obtained that is sufficient to cover ongoing project development costs and corporate operating expenses. First revenues are expected to be from the GreensteamTM project with Aera, starting in 2012, from engineering services provided on the first commercial scale unit. We will be dependent initially on a few projects to grow our business. While our objective will be to broaden that project base as soon as is practicable, we need to balance expansion against ensuring the success of initial GreensteamTM projects. We are pursuing funding initiatives through a variety of sources.

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

B.             Management's Report on Internal Control over Financial Reporting

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

Based on our evaluation under the framework in the Internal Control-Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were effective as of May 31, 2011.

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

C.             Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES

We had no sales of unregistered securities in the six months ended May 31, 2011 and subsequently, to the date of this report, that were not previously disclosed in our report on Form 10-Q for the quarter ended February 28, 2011.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of July, 2011.

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